Form 10-Q
period 2021-03-31
908 Devices Inc.
filed 2021-05-13
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the registrant had 27,300,154 shares of common stock, $0.001 par value per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

We own various trademark registrations and applications, and unregistered trademarks, including MX908, Rebel, ZipChip and 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$148,959	$159,227
Accounts receivable, net	4,367	6,825
Unbilled receivables	55	47
Inventory	6,822	4,568
Prepaid expenses and other current assets	2,696	300
Restricted cash	60	—
Total current assets	162,959	170,967
Operating lease, right-of-use assets	6,027	6,287
Property and equipment, net	966	850
Other long-term assets	1,798	723
Total assets	$171,750	$178,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,690	$1,004
Accrued expenses	3,011	5,038
Deferred revenue	3,321	3,104
Operating lease liabilities	1,225	1,187
Current portion of long-term debt	—	500
Total current liabilities	9,247	10,833
Long-term debt, net of discount and current portion	15,000	14,332
Operating lease liabilities, net of current portion	5,525	5,839
Deferred revenue, net of current portion	8,472	8,588
Other long-term liabilities	194	194
Total liabilities	38,438	39,786
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,297,871 shares and 27,273,095 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	217,848	217,482
Accumulated deficit	(84,563)	(78,468)
Total stockholders' equity	133,312	139,041
Total liabilities and stockholders' equity	$171,750	$178,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product and service revenue	$5,357	$2,639
License and contract revenue	186	1,362
Total revenue	5,543	4,001
Cost of revenue:
Product and service cost of revenue	2,560	1,570
License and contract cost of revenue	75	333
Total cost of revenue	2,635	1,903
Gross profit	2,908	2,098
Operating expenses:
Research and development	2,965	2,156
Selling, general and administrative	5,753	2,706
Total operating expenses	8,718	4,862
Loss from operations	(5,810)	(2,764)
Other income (expense):
Interest expense	(376)	(241)
Other income (expense), net	91	39
Total other expense, net	(285)	(202)
Net loss and comprehensive loss	(6,095)	(2,966)
Accretion of redeemable convertible preferred stock to redemption value	—	(30)
Net loss attributable to common stockholders	$(6,095)	$(2,996)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.60)
Weighted average common shares outstanding, basic and diluted	27,290,364	4,993,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	—	—	24,776	—	27	—	27
Stock-based compensation expense	—	—	—	—	339	—	339
Net loss	—	—	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	—	$—	27,297,871	$27	$217,848	$(84,563)	$133,312

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	23,905,267	$71,017	4,990,702	$5	$2,476	$(65,649)	$(63,168)
Accretion of redeemable convertible preferred stock to redemption value	—	30	—	—	(30)	—	(30)
Issuance of common stock upon exercise of stock options	—	—	3,007	—	3	—	3
Stock-based compensation expense	—	—	—	—	66	—	66
Net loss	—	—	—	—	—	(2,966)	(2,966)
Balances at March 31, 2020	—	$71,047	4,993,709	$5	$2,515	$(68,615)	$(66,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,095)	$(2,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	137	205
Stock-based compensation expense	339	66
Change in fair value of preferred stock warrant liability	—	23
Noncash interest expense and loss on extinguishment of debt	168	16
Provision for inventory obsolescence	(29)	42
Changes in operating assets and liabilities:
Accounts receivable, net	2,458	987
Unbilled receivables	(8)	(294)
Inventory	(2,469)	(1,010)
Prepaid expenses and other current assets	(2,396)	61
Other long-term assets	(1,036)	(4)
Accounts payable and accrued expenses	(787)	(151)
Deferred revenue	101	(138)
Right-of-use operating lease assets	276	254
Operating lease liabilities	(292)	(259)
Net cash used in operating activities	(9,633)	(3,168)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(91)
Net cash used in investing activities	(9)	(91)
Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercise	27	3
Payments of public offering costs	(576)	—
Proceeds from issuance of revolving line of credit	15,000	—
Repayment of notes payable	(15,000)	—
Payments of debt issuance costs	(17)	—
Net cash provided by (used in) financing activities	(566)	3
Net decrease in cash, cash equivalents and restricted cash	(10,208)	(3,256)
Cash, cash equivalents and restricted cash at beginning of period	159,227	17,913
Cash, cash equivalents and restricted cash at end of period	$149,019	$14,657
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$244	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$30
Debt issuance costs in accounts payable and accrued expenses	$22	$—
Operating right of use assets arising from operating lease liabilities	$16	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$148,959	$14,657
Restricted cash	60	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$149,019	$14,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On December 22, 2020, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 7,475,000 shares of common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding redeemable convertible preferred stock then outstanding automatically converted into 14,691,929 shares of common stock.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 908 Devices Securities Corporation. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $6.1 million for the three months ended March 31, 2021 and $12.8 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $84.6 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been made. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Customers

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. During the three months ended March 31, 2021, two customers represented 19% and 10% of total revenue, respectively. During the three months ended March 31, 2020, two customers represented 32% and 12% of total revenue, respectively. As of March 31, 2021, two customers accounted for 39% and 14%, respectively, of gross accounts receivable. As of December 31, 2020, three customers accounted for 27%, 11% and 11%, respectively, of gross accounts receivable. The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of March 31, 2021, the gross accounts receivable balance from these countries amount to $2.2 million, the majority of which is more than 90 days past due. The Company is actively pursuing collection of all amounts past due, however, if the Company is unable to collect these amounts, then an allowance would have to be recorded.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of March 31, 2021 or December 31, 2020.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Balances at beginning of period	$8,938	$1,509
Recognition of revenue included in balance at beginning of the period	(760)	(263)
Revenue deferred during the period, net of revenue recognized	920	677
Balances at end of period	$9,098	$1,923

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

March 31,
2021
Deferred revenue expected to be recognized in:
One year or less	$3,126
One to two years	1,964
Three years and beyond	4,008
$9,098

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

Under the typical payment terms of U.S. government fixed-price contracts, the customer pays in accordance with the terms of the specific agreement, but generally through progress payments. If these progress payments are made in advance, these payments are recorded as a contract liability, classified as deferred revenue within the accompanying condensed consolidated balance sheet, until the Company provides the underlying services. For U.S. government cost-type contracts, the customer generally pays for actual costs incurred within a short period of time. For contracts with commercial partners, payments are made in accordance with the terms of the specific agreement. For agreements which call for milestone payments, to the extent the Company does not conclude that it is probable that a significant reversal of cumulative revenue will occur, a contract asset is generated until the Company is permitted to bill for costs incurred, which is classified as unbilled receivables in the accompanying condensed consolidated balance sheet. In some cases, payments received in advance under license agreements are recorded as deferred revenue and recognized over the respective contract term, absent any other performance obligations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within unbilled receivables in the accompanying condensed consolidated balance sheet. As of March 31, 2021 and December 31, 2020, the Company had contract assets related to contract or license revenue totaling less than $0.1 million.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. Contract liabilities arising from license agreements typically represent payments received for the license of symbolic intellectual property for a defined term. As of March 31, 2021, the Company had contract liabilities totaling $2.7 million related to contract and license revenue, which the Company expects to recognize during the years ended December 31, 2021 and 2022. As of December 31, 2020, the Company had contract liabilities totaling $2.8 million related to contract and license revenue, of which the Company recognized $0.1 million during the three months ended March 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of March 31, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.7 million related to contract and license agreements entered into prior to period end, which the Company expects to recognize during the years ended December 31, 2021 and 2022.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2021	2020
Product and service revenue:
Device sales revenue	$3,911	$1,988
Consumables and service revenue	1,446	651
Total product and service revenue	5,357	2,639
License and contract revenue	186	1,362
Total revenue	$5,543	$4,001

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended March 31,
	2021	2020
Handheld	$3,240	$1,540
Desktop	2,117	1,099
Total product and service revenue	$5,357	$2,639

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Government	$3,234	$1,445
Pharmaceutical/Biotechnology	2,100	1,183
Academia	23	11
Total product and service revenue	$5,357	$2,639

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$4,674	$3,382
Europe, Middle East and Africa	446	421
Asia Pacific	423	198
	$5,543	$4,001

International sales are comprised of product and service revenue, with all license and contract revenue being attributable to North America.

Net Income (Loss) per Share

Prior to the closing of its IPO, the Company followed the two-class method when computing net income (loss) per share, as they had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The outstanding convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities, and as a result, basic and diluted net loss per share were the same.

Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Redeemable convertible preferred stock (as converted to common stock)	—	14,691,929
Warrants for the purchase of redeemable convertible preferred stock (as converted to common stock)	—	154,634
Warrants to purchase common stock	92,703	—
Options to purchase common stock	3,401,557	2,271,315
	3,494,260	17,117,878

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance was effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$43	$—	$—	$43

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339	$—	$—	$339

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended March 31, 2021 or 2020.

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$3,104	$2,099
Work-in-progress	1,800	213
Finished goods	1,918	2,256
	$6,822	$4,568

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued employee compensation and benefits	$786	$2,069
Accrued warranty	1,086	1,265
Accrued professional fees	729	975
Accrued other	410	729
	$3,011	$5,038

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Accrual balance at beginning of period	$1,265	$968
Provision for new warranties	198	107
Settlements and adjustments made during the period	(377)	(168)
Accrual balance at end of period	$1,086	$907

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of long-term debt	$15,000	$15,000
Less: Current portion of long-term debt	—	(500)
Long-term debt, net of current portion	15,000	14,500
Debt discount, net of accretion	—	(168)
Long-term debt, net of discount and current portion	$15,000	$14,332

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of March 31, 2021, the Company was in compliance with all financial covenants under the 2021 Revolver.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, the Company used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. The Company also borrowed an additional $0.5 million from the 2021 Revolver in March 2021.

The Company accounted for the transaction as a debt extinguishment and recorded a loss on extinguishment of $0.2 million, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

7. Equity

As of March 31, 2021, the Company’s certificate of incorporation authorized the Company to issue shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2021 and December 31, 2020, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

8. Stock-Based Compensation

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the previously outstanding 2012 Stock Option and Grant Plan (the “2012 Plan”) that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of March 31, 2021, 1,860,629 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. A total of 288,857 shares of common stock of the Company are reserved for issuance under the 2020 ESPP. As of March 31, 2021, 288,857 shares remained available for issuance under the 2020 ESPP. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of March 31, 2021, no offering periods have commenced under the 2020 ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$3	$2
Research and development expenses	60	17
Selling, general and administrative expenses	276	47
	$339	$66

As of March 31, 2021, unrecognized compensation expense was $4.4 million, which is expected to be recognized over a weighted average period of 3.26 years.

9. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; and Pennsylvania.

There have been no material changes to the Company’s leases during the three months ended March 31, 2021. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2020.

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

The future minimum royalty payments are $0.1 million per year through the end of the patents’ lives. The Company has the right to terminate the agreements with written notice.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of March 31, 2021, the Company had not made any contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (“2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $5.5 million and incurred net losses of $6.1 million for the three months ended March 31, 2021. We generated revenue of $26.9 million and incurred net losses of $12.8 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $84.6 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

In 2020, we had impacts to our business as a result of COVID-19 including disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States.

In 2021, we are seeing an increase in desktop customer activity in the lab and customers enabling on site installations and trainings. However, we are continuing to experience extended lead times on our supply chain and limitations on travel, among other disruptions we experienced in 2020.

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

Factors affecting our performance

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 27% and 25% of total product and service revenue for the three months ended March 31, 2021 and 2020, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

Product adoption

We monitor our customers’ stage of adoption of our products to provide insight into the timing of future potential sales and to help us formulate financial projections. Typical stages of adoption include testing, trials, pilot and deployment as follows:

●	Testing—a customer is actively engaged with internal or external testing of our products. This may include an onsite or virtual demonstration with a salesperson, a customer submitting samples for testing in one of our facilities or testing by a third party.
●	Trials—a customer has committed to a trial of one of our products, which may include a defined period to assess functionality of the device in their operational environment (in the field or onsite within the customer’s facility).
●	Pilot—a customer commits to the purchase of an initial quantity of devices to deploy in their operational environment to assess a broader opportunity that may grow to tens or hundreds of devices.
●	Deployment—a customer has completed testing, a trial, and/or a pilot and intends to roll out the technology across their enterprise (either at a site or throughout the entire organization).

Key Business Metrics

We regularly review the number of product placements and cumulative product placements as key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these will change or may be substituted for additional or different metrics as our business grows.

During the three months ended March 31, 2021 and 2020, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended March 31,
	2021	2020
Product Placements:
MX908	53	23
Rebel	9	3
ZipChip Interface	4	7
Total placements	66	33

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We also have been impacted by laboratory shutdowns related to COVID-19, especially with our ZipChip Interface device. We expect continued fluctuations in our period-to-period number of product placements.

As of March 31, 2021 and 2020, our cumulative product placements consisted of the following number of devices:

	Three Months Ended March 31,
	2021	2020
Cumulative Product Placements:
MX908	1,211	850
Rebel	55	16
ZipChip Interface	161	138
Cumulative Product Placements	1,427	1,004

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 73% and 75% of our product and service revenue for the three months ended March 31, 2021 and 2020, respectively. Consumables and service revenue accounted for 27% and 25% of our product and service revenue for the three months ended March 31, 2021 and 2020, respectively.

Our current device offerings include:

●	Handheld devices—MX908; and
●	Desktop devices—Rebel and ZipChip Interface.

We sell our devices directly to customers and through distributors. Each of our device sales drives various streams of recurring revenue comprised of consumable product sales and service revenue.

Our consumables consist of:

●	MX908—accessories and swabs;
●	Rebel—consumables kit with a microfluidic chip and standards; and
●	ZipChip Interface—microfluidic chip, reagent and assay kits.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 and 2020, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Product and service revenue:
Device sales revenue	$3,911	$1,988
Consumables and service revenue	1,446	651
Total product and service revenue	5,357	2,639
License and contract revenue	186	1,362
Total revenue	$5,543	$4,001

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Product and Service Revenue by Device:
Handheld	$3,240	$1,540
Desktop	2,117	1,099
Total product and service revenue	$5,357	$2,639

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Product and Service Revenue by Market:
Government	$3,234	$1,445
Pharmaceutical/Biotechnology	2,100	1,183
Academia	23	11
Total product and service revenue	$5,357	$2,639

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

Operating Expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology platform and products, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and hardware and software development functions;
●	the cost of maintaining and improving our product designs, including third party development costs for new products and materials for prototypes;
●	research materials and supplies; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Other Income (Expense)

Interest expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with such arrangements. In the three months ended March 31, 2021, our interest expense also included our loss on debt extinguishment resulting from the early repayment of debt with proceeds from a new debt facility.

Other income (expense), net

Other income (expense), net consists primarily of the change in fair value of our redeemable convertible preferred stock warrants. We classified warrants for the purchase of shares of our redeemable convertible preferred stock as a liability on our condensed consolidated balance sheets as these warrants were freestanding financial instruments that may have required us to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of issuance of each warrant and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

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

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$5,357	$2,639	$2,718
License and contract revenue	186	1,362	(1,176)
Total revenue	5,543	4,001	1,542
Cost of revenue:
Product and service cost of revenue	2,560	1,570	990
License and contract cost of revenue	75	333	(258)
Total cost of revenue	2,635	1,903	732
Gross profit	2,908	2,098	810
Operating expenses:
Research and development	2,965	2,156	809
Selling, general and administrative	5,753	2,706	3,047
Total operating expenses	8,718	4,862	3,856
Loss from operations	(5,810)	(2,764)	(3,046)
Other income (expense):
Interest expense	(376)	(241)	(135)
Other income (expense), net	91	39	52
Total other expense, net	(285)	(202)	(83)
Net loss	$(6,095)	$(2,966)	$(3,129)

Revenue, Cost of Revenue and Gross Profit

Product and service

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$5,357	$2,639	$2,718	103%
Product and service cost of revenue	2,560	1,570	990	63%
Gross profit	$2,797	$1,069	$1,728	162%
Gross profit margin	52%	41%	11%

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$3,911	$1,988	$1,923	97%
Consumables and service revenue	1,446	651	795	122%
Total product and service revenue	$5,357	$2,639	$2,718	103%

Product and service revenue increased by $2.7 million, or 103%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Device sales accounted for 73% and 75% of our product and service revenue for the three months ended March 31, 2021 and 2020, respectively. Consumables and service revenue accounted for 27% and 25% of our product and service revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in device sales of $1.9 million was primarily due to an increase of $1.4 million in handheld device sales driven by an increase of 30 MX908’s. We also had a $0.5 million increase in device sales related to our desktop products primarily due to a six unit increase in Rebel sales in the three months ended March 31, 2021, partially offset by a decrease in sales of our ZipChip Interfaces. We commercially launched Rebel in the fourth quarter of 2019. Consumables and service revenue increased by $0.8 million primarily due to an increase in service revenue of $0.4 million and an increase of $0.3 million in Rebel kit sales.

Product and service cost of revenue increased by $1.0 million, or 63%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in product and service cost of revenue was primarily related to a $0.7 million increase in materials costs related to volume increases and a $0.2 million increase in personnel related costs as we build out the capacity within operations and service resources.

Product and service gross profit increased by $1.7 million, or 162%, and gross profit margin increased by 11 percentage points for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to MX908 sales volume which leveraged our fixed costs related to our manufacturing facility.

License and contract

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	$186	$1,362	$(1,176)	(86)%
License and contract cost of revenue	75	333	(258)	(77)%
Gross profit	$111	$1,029	$(918)	(89)%
Gross profit margin	60%	76%	(16)%

License and contract revenue decreased by $1.2 million, or 86%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in license and contract revenue was primarily related to decreased activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue decreased $0.3 million, or 77% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 due to the decrease in activities under the subcontract agreement.

License and contract gross profit decreased by $0.9 million, or 89%, and gross profit margin decreased by 16 percentage points for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the mix in contract deliverables during the quarter ended March 31, 2021.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$2,965	$2,156	$809	38%
Percentage of total revenue	53%	54%

Our research and development expenses were $3.0 million for the three months ended March 31, 2021, an increase of $0.8 million from research and development expenses of $2.2 million for the three months ended March 31, 2020. The increase was due primarily to a $0.3 million increase in personnel costs due to increased headcount, a $0.2 million increase in materials spend related to product enhancement initiatives for our MX908 and Rebel and a $0.2 million increase related to facility allocations due to the increase in headcount and additional costs incurred related to workforce safety during the COVID-19 pandemic in the quarter ended March 31, 2021.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$5,753	$2,706	$3,047	113%
Percentage of total revenue	104%	68%

Our selling, general and administrative expenses were $5.8 million for the three months ended March 31, 2021, an increase of $3.0 million from selling, general and administrative expenses of $2.7 million for the three months ended March 31, 2020. The increase was due primarily to a $1.8 million increase in salaries and related costs as a result of expanding our headcount, as well as an increase in commissions and bonus expense, an increase in recruiting fees and an increase in stock-based compensation. The additional $1.3 million increase during the three months ended March 31, 2021, related to a $0.6 million increase in insurance, a $0.3 million increase in audit fees, a $0.3 million increase in consulting and related fees and a $0.1 million increase related to marketing activities.

Other Income (Expense)

Interest expense

Interest expense was $0.4 million for the three months ended March 31, 2021, an increase of $0.2 million from interest expense of $0.2 million for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 included a loss on extinguishment of debt of $0.2 million.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the three months ended March 31, 2020 was due primarily to the changes in the fair value of our preferred stock during that period.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net

Other income (expense), net included interest income of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue and, most recently, with proceeds from our IPO. As of March 31, 2021, we had cash and cash equivalents of $149.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2023.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market uptake of our products, including the Rebel, which we launched commercially in the fourth quarter of 2019;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;

●	the cost of our research and development activities and timely launch of new features and products
●	the success of our existing collaborations and our ability to enter into additional collaborations in the future;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

On March 11, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the 2021 Revolver, with Signature Bank, or the Lender, to replace our 2019 Loan and Security Agreement, or the 2019 Loan. The 2021 Revolver created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of our property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to us. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, we used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. We also borrowed an additional $0.5 million from the 2021 Revolver in March 2021.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(9,633)	$(3,168)
Cash used in investing activities	(9)	(91)
Cash provided by (used in) financing activities	(566)	3
Net decrease in cash, cash equivalents and restricted cash	$(10,208)	$(3,256)

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $9.6 million, primarily resulting from our net loss of $6.1 million and net cash used by changes in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $0.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of an increase in inventory of $2.5 million, an increase in prepaid expenses and other current and non-current assets of $3.4 million and a decrease in accounts payable and accrued expenses of $0.8 million, partially offset by a $2.5 million decrease in accounts receivable.

During the three months ended March 31, 2020, operating activities used $3.2 million of cash, primarily resulting from our net loss of $3.0 million and net cash used by changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $0.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $1.0 million increase in inventory, a $0.3 million increase in unbilled receivables and a decrease in accounts payable and accrued expenses of $0.2 million, partially offset by a $1.0 million decrease in accounts receivable.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment.

During the three months ended March 31, 2020, net cash used in investing activities was $0.1 million, due to purchases of property and equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2021, was $0.6 million, consisting primarily of payments of offering costs related to our IPO. We also received net proceeds from borrowings under the 2021 Revolver of $15.0 million, offset by the repayment of our previously outstanding borrowings under our loan and security agreement of $14.5 million and a $0.5 million principal payment made during the three months ended March 31, 2021.

During the three months ended March 31, 2020, net cash provided by financing activities was less than $0.1 million, consisting of proceeds from issuance of common stock upon option exercise.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, or 2020 Annual Report. There have been no material changes to our risk factors during the three months ended March 31, 2021 from those discussed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

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

We received aggregate gross proceeds from our IPO of $149.5 million, or aggregate net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on December 18, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1+

Amended and Restated Loan and Security Agreement between the Registrant and Signature Bank, dated March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-039815) filed with the SEC on March 15, 2021)

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 908 Devices Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

908 DEVICES INC.

Date: May 13, 2021	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)