Form 10-Q
period 2021-06-30
908 Devices Inc.
filed 2021-08-04
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 27,649,110 shares of common stock, $0.001 par value per share, issued and outstanding.

908 DEVICES INC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$141,314	$159,227
Accounts receivable, net of allowance for doubtful accounts of $1,750 and $25, respectively	5,324	6,825
Unbilled receivables	154	47
Inventory	7,953	4,568
Prepaid expenses and other current assets	2,441	300
Total current assets	157,186	170,967
Operating lease, right-of-use assets	5,752	6,287
Property and equipment, net	1,610	850
Other long-term assets	1,936	723
Total assets	$166,484	$178,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,004	$1,004
Accrued expenses	4,944	5,038
Deferred revenue	3,965	3,104
Operating lease liabilities	1,265	1,187
Current portion of long-term debt	—	500
Total current liabilities	11,178	10,833
Long-term debt, net of discount and current portion	15,000	14,332
Operating lease liabilities, net of current portion	5,199	5,839
Deferred revenue, net of current portion	8,246	8,588
Other long-term liabilities	194	194
Total liabilities	39,817	39,786
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,548,105 shares and 27,273,095 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	28	27
Additional paid-in capital	218,626	217,482
Accumulated deficit	(91,987)	(78,468)
Total stockholders' equity	126,667	139,041
Total liabilities and stockholders' equity	$166,484	$178,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product and service revenue	$7,915	$10,378	$13,272	$13,017
License and contract revenue	362	750	548	2,112
Total revenue	8,277	11,128	13,820	15,129
Cost of revenue:
Product and service cost of revenue	3,846	4,471	6,406	6,041
License and contract cost of revenue	52	247	127	580
Total cost of revenue	3,898	4,718	6,533	6,621
Gross profit	4,379	6,410	7,287	8,508
Operating expenses:
Research and development	3,055	1,846	6,020	4,002
Selling, general and administrative	8,779	2,436	14,532	5,142
Total operating expenses	11,834	4,282	20,552	9,144
Income (loss) from operations	(7,455)	2,128	(13,265)	(636)
Other income (expense):
Interest expense	(39)	(246)	(415)	(487)
Other income (expense), net	70	213	161	252
Total other income (expense), net	31	(33)	(254)	(235)
Net income (loss) and comprehensive income (loss)	$(7,424)	$2,095	$(13,519)	$(871)
Net income (loss) per share attributable to common stockholders
Basic	$(0.27)	$0.11	$(0.49)	$(0.19)
Diluted	$(0.27)	$0.10	$(0.49)	$(0.19)
Weighted average common shares outstanding
Basic	27,335,637	4,994,142	27,313,125	4,993,671
Diluted	27,335,637	5,614,136	27,313,125	4,993,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	—	—	24,776	—	27	—	27
Stock-based compensation expense	—	—	—	—	339	—	339
Net loss	—	—	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	—	—	27,297,871	27	217,848	(84,563)	133,312
Issuance of common stock upon exercise of stock options	—	—	250,234	1	297	—	298
Stock-based compensation expense	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	(7,424)	(7,424)
Balances at June 30, 2021	—	$—	27,548,105	$28	$218,626	$(91,987)	$126,667

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	23,905,267	$71,017	4,990,702	$5	$2,476	$(65,649)	$(63,168)
Accretion of redeemable convertible preferred stock to redemption value	—	30	—	—	(30)	—	(30)
Issuance of common stock upon exercise of stock options	—	—	3,007	—	3	—	3
Stock-based compensation expense	—	—	—	—	66	—	66
Net loss	—	—	—	—	—	(2,966)	(2,966)
Balances at March 31, 2020	23,905,267	71,047	4,993,709	5	2,515	(68,615)	(66,095)
Accretion of redeemable convertible preferred stock to redemption value	—	23	—	—	(23)	—	(23)
Issuance of common stock upon exercise of stock options	—	—	460	—	1	—	1
Stock-based compensation expense	—	—	—	—	69	—	69
Net income	—	—	—	—	—	2,095	2,095
Balances at June 30, 2020	23,905,267	$71,070	4,994,169	$5	$2,562	$(66,520)	$(63,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,519)	$(871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	375	409
Stock-based compensation expense	820	135
Change in fair value of preferred stock warrant liability	—	(168)
Noncash interest expense and loss on extinguishment of debt	171	32
Provision for inventory obsolescence	48	42
Provision for doubtful accounts	1,725	—
Changes in operating assets and liabilities:
Accounts receivable	(224)	(9,974)
Unbilled receivables	(107)	(334)
Inventory	(3,943)	800
Prepaid expenses and other current assets	(2,081)	6
Other long-term assets	(1,177)	(122)
Accounts payable and accrued expenses	482	418
Deferred revenue	519	3,239
Right-of-use operating lease assets	551	513
Operating lease liabilities	(578)	(523)
Net cash used in operating activities	(16,938)	(6,398)
Cash flows from investing activities:
Purchases of property and equipment	(625)	(184)
Net cash used in investing activities	(625)	(184)
Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercise	325	4
Payments of public offering costs	(576)	—
Net proceeds from borrowings on revolving line of credit	15,000	—
Repayment of notes payable	(15,000)	—
Payments of debt issuance costs	(39)	—
Proceeds from Paycheck Protection Program loan	—	2,202
Repayment of Paycheck Protection Program loan	—	(2,202)
Net cash provided by (used in) financing activities	(290)	4
Net decrease in cash, cash equivalents and restricted cash	(17,853)	(6,578)
Cash, cash equivalents and restricted cash at beginning of period	159,227	17,913
Cash, cash equivalents and restricted cash at end of period	$141,374	$11,335
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$510	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$53
Operating right of use assets arising from operating lease liabilities	$16	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,314	$11,335
Restricted cash included in prepaid expenses and other current assets	60	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$141,374	$11,335

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

Future impacts to the Company’s business as a result of COVID-19 could include disruptions to the Company’s manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in shipments to and from affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. An additional potential impact to the Company’s business is the negative impact to the Company’s customers’ and potential customer’s ability to make investments and timely payments for purchased products.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $13.5 million for the six months ended June 30, 2021 and $12.8 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $92.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2021, one customer represented 14% of total revenue. For the six months ended June 30, 2021, one customer represented 16% of total revenue. For the three months ended June 30, 2020, one customer represented 63% of total revenue. For the six months ended June 30, 2020, two customers represented 47% and 12% of total revenue. As of June 30, 2021, two customers accounted for 19% and 14%, respectively, of gross accounts receivable. As of December 31,2020, three customers accounted for 27%, 11% and 11%, respectively, of gross accounts receivable. The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of June 30, 2021, the gross accounts receivable balance from these countries amounted to $2.8 million, the substantial majority of which is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. During the three months ended June 30, 2021, the Company deemed certain receivables from a customer in the Middle East uncollectible due to credit and economic conditions, including the impact of COVID-19, and recorded a provision for bad debts of $1.7 million.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of June 30, 2021 or December 31, 2020.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Six Months Ended June 30,
	2021	2020
Balances at beginning of period	$8,938	$1,509
Recognition of revenue included in balance at beginning of the period	(1,211)	(391)
Revenue deferred during the period, net of revenue recognized	1,984	4,182
Balances at end of period	$9,711	$5,300

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

June 30,
2021
Deferred revenue expected to be recognized in:
One year or less	$3,965
One to two years	2,001
Three years and beyond	3,745
$9,711

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within unbilled receivables in the accompanying condensed consolidated balance sheet. As of June 30, 2021 and December 31, 2020, the Company had contract assets related to contract or license revenue totaling $0.2 million and less than $0.1 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. Contract liabilities arising from license agreements typically represent payments received for the license of symbolic intellectual property for a defined term. As of June 30, 2021, the Company had contract liabilities totaling $2.5 million related to contract and license revenue, which the Company expects to recognize in 2022 and 2023. As of December 31, 2020, the Company had contract liabilities totaling $2.8 million related to contract and license revenue, of which the Company recognized $0.5 million during the six months ended June 30, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of June 30, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.7 million related to contract and license agreements entered into prior to period end, which the Company expects to recognize during the years ended December 31, 2021 and 2022.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product and service revenue:
Device sales revenue	$6,181	$10,246	$10,092	$12,234
Consumables and service revenue	1,734	132	3,180	783
Total product and service revenue	7,915	10,378	13,272	13,017
License and contract revenue	362	750	548	2,112
Total revenue	$8,277	$11,128	$13,820	$15,129

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Handheld	$5,278	$8,827	$8,518	$10,367
Desktop	2,637	1,551	4,754	2,650
Total product and service revenue	$7,915	$10,378	$13,272	$13,017

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Government	$5,279	$8,968	$8,513	$10,413
Pharmaceutical/Biotechnology	2,609	1,169	4,709	2,352
Academia	27	241	50	252
Total product and service revenue	$7,915	$10,378	$13,272	$13,017

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$5,815	$9,683	$10,489	$13,065
Europe, Middle East and Africa	1,725	447	2,171	868
Asia Pacific	737	998	1,160	1,196
	$8,277	$11,128	$13,820	$15,129

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$628	$—	$—	$628

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339	$—	$—	$339

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the six months ended June 30, 2021 or 2020.

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$3,642	$2,099
Work-in-progress	1,648	213
Finished goods	2,663	2,256
	$7,953	$4,568

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$2,537	$2,069
Accrued warranty	990	1,265
Accrued professional fees	765	975
Accrued other	652	729
	$4,944	$5,038

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Accrual balance at beginning of period	$1,265	$968
Provision for new warranties	500	590
Settlements and adjustments made during the period	(775)	(345)
Accrual balance at end of period	$990	$1,213

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Principal amount of long-term debt	$15,000	$15,000
Less: Current portion of long-term debt	—	(500)
Long-term debt, net of current portion	15,000	14,500
Debt discount, net of accretion	—	(168)
Long-term debt, net of discount and current portion	$15,000	$14,332

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of June 30, 2021, the Company was in compliance with all financial covenants under the 2021 Revolver.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, the Company used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan.

The Company accounted for the transaction as a debt extinguishment and recorded a loss on extinguishment of $0.2 million, which was included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

7. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2021, the Company’s certificate of incorporation authorized the Company to issue shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2021 and December 31, 2020, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

Net income (loss) per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) and comprehensive income (loss)	$(7,424)	$2,095	$(13,519)	$(871)
Accretion of redeemable convertible preferred stock to redemption value	—	(23)	—	(53)
Net income allocable to participating stockholders	—	(1,546)	—	—
Net income (loss) attributable to common stockholders	$(7,424)	$526	$(13,519)	$(924)

Denominator:
Weighted average common shares outstanding - basic	27,335,637	4,994,142	27,313,125	4,993,671
Net income (loss) per share attributable to common stockholders - basic	$(0.27)	$0.11	$(0.49)	$(0.19)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) and comprehensive income (loss)	$(7,424)	$2,095	$(13,519)	$(871)
Accretion of redeemable convertible preferred stock to redemption value	—	(23)	—	(53)
Net income allocable to participating stockholders	—	(1,499)	—	—
Net income (loss) attributable to common stockholders	$(7,424)	$573	$(13,519)	$(924)

Denominator:
Weighted average common shares outstanding - basic	27,335,637	4,994,142	27,313,125	4,993,671
Dilutive effect of common stock equivalents	—	619,994	—	—
Weighted average common shares outstanding - diluted	27,335,637	5,614,136	27,313,125	4,993,671
Net income (loss) per share attributable to common stockholders - diluted	$(0.27)	$0.10	$(0.49)	$(0.19)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three and six months ended June 30, 2021 and for the six months ended June 30, 2020 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2021	2020
Redeemable convertible preferred stock (as converted to common stock)	—	14,691,929
Warrants for the purchase of redeemable convertible preferred stock (as converted to common stock)	—	154,634
Warrants to purchase common stock	92,703	—
Options to purchase common stock	3,233,949	2,289,678
	3,326,652	17,136,241

The Company excluded the following potential shares of common stock, presented based on a weighted average basis during the three months ended June 30, 2020 from the computation of diluted net income per share attributable to common stockholders for three months ended June 30, 2020 as the impact of including such common stock equivalents would have been anti-dilutive:

June 30, 2020
Redeemable convertible preferred stock (as converted to common stock)	14,691,929
Warrants for the purchase of redeemable convertible preferred stock (as converted to common stock)	154,634
Options to purchase common stock	626,544
15,473,107

8. Stock-Based Compensation

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the previously outstanding 2012 Stock Option and Grant Plan (the “2012 Plan”) that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of June 30, 2021, 1,778,003 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. A total of 288,857 shares of common stock of the Company are reserved for issuance under the 2020 ESPP. As of June 30, 2021, 288,857 shares remained available for issuance under the 2020 ESPP. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of June 30, 2021, no offering periods have commenced under the 2020 ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$14	$3	$17	$5
Research and development expenses	85	18	145	35
Selling, general and administrative expenses	382	48	658	95
	$481	$69	$820	$135

As of June 30, 2021, unrecognized compensation expense was $ 7.4 million, which is expected to be recognized over a weighted average period of 3.07 years.

9. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; and Pennsylvania.

There have been no material changes to the Company’s leases during the six months ended June 30, 2021. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2020.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of June 30, 2021, the Company had not made any contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $13.8 million and incurred net losses of $13.5 million for the six months ended June 30, 2021. We generated revenue of $26.9 million and incurred net losses of $12.8 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $92.0 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. For example, in the three months ended June 30, 2021, we recorded an increase to our allowance for doubtful accounts of $1.7 million for a customer in the Middle East where due to the credit and economic conditions, including the impact of COVID-19, the Company determined that it is probable that collection will not occur. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations. While we maintain an inventory of finished products and raw materials used in our products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains or commercial operations, or if demand for our products or our customers’ ability to make payments is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 22% and 5% of total product and service revenue for the three months ended June 30, 2021 and 2020, respectively. Consumables and service revenue was 24% and 9% of total product and service revenue for the six months ended June 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and six months ended June 30, 2021 and 2020, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product Placements:
MX908	84	186	137	209
Rebel	12	8	21	11
ZipChip Interface	7	7	11	14
Total placements	103	201	169	234

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We also have been impacted by laboratory shutdowns related to COVID-19, especially with our ZipChip Interface device. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

As of
June 30, 2021
Cumulative Product Placements:
MX908	1,295
Rebel	67
ZipChip Interface	168
Cumulative Product Placements	1,530

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 78% and 95% of our product and service revenue for the three months ended June 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 22% and 5% of our product and service revenue for the three months ended June 30, 2021 and 2020, respectively. Device sales accounted for 76% and 91% of our product and service revenue for the six months ended June 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 24% and 9% of our product and service revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the three and six months ended June 30, 2021 and 2020.

During the three and six months ended June 30, 2021 and 2020, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Product and service revenue:
Device sales revenue	$6,181	$9,894	$10,092	$11,882
Consumables and service revenue	1,734	484	3,180	1,135
Total product and service revenue	7,915	10,378	13,272	13,017
License and contract revenue	362	750	548	2,112
Total revenue	$8,277	$11,128	$13,820	$15,129

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Product and Service Revenue by Device:
Handheld	$5,278	$8,827	$8,518	$10,367
Desktop	2,637	1,551	4,754	2,650
Total product and service revenue	$7,915	$10,378	$13,272	$13,017

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Product and Service Revenue by Market:
Government	$5,279	$8,968	$8,513	$10,413
Pharmaceutical/Biotechnology	2,609	1,169	4,709	2,352
Academia	27	241	50	252
Total product and service revenue	$7,915	$10,378	$13,272	$13,017

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

Other income (expense), net

Other income (expense), net consists primarily of the change in fair value of our redeemable convertible preferred stock warrants. We classified warrants for the purchase of shares of our redeemable convertible preferred stock as a liability on our condensed consolidated balance sheets as these warrants were freestanding financial instruments that may have required us to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of issuance of each warrant and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss). On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$7,915	$10,378	$(2,463)
License and contract revenue	362	750	(388)
Total revenue	8,277	11,128	(2,851)
Cost of revenue:
Product and service cost of revenue	3,846	4,471	(625)
License and contract cost of revenue	52	247	(195)
Total cost of revenue	3,898	4,718	(820)
Gross profit	4,379	6,410	(2,031)
Operating expenses:
Research and development	3,055	1,846	1,209
Selling, general and administrative	8,779	2,436	6,343
Total operating expenses	11,834	4,282	7,552
Income (loss) from operations	(7,455)	2,128	(9,583)
Other income (expense):
Interest expense	(39)	(246)	207
Other income (expense), net	70	213	(143)
Total other income (expense), net	31	(33)	64
Net income (loss)	$(7,424)	$2,095	$(9,519)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$7,915	$10,378	$(2,463)	(24)%
Product and service cost of revenue	3,846	4,471	(625)	(14)%
Gross profit	$4,069	$5,907	$(1,838)	(31)%
Gross profit margin	51%	57%	(6)%

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$6,181	$9,894	$(3,713)	(38)%
Consumables and service revenue	1,734	484	1,250	258%
Total product and service revenue	$7,915	$10,378	$(2,463)	(24)%

Product and service revenue decreased by $2.5 million, or 24%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Device sales accounted for 78% and 95% of our product and service revenue for the three months ended June 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 22% and 5% of our product and service revenue for the three months ended June 30, 2021 and 2020, respectively. The decrease in device sales of $3.7 million was primarily due to a decrease of $4.3 million in handheld device sales driven by 150 MX908’s delivered to a government customer in June 2020, partially offset by a $0.6 million increase in device sales in the three months ended June 30, 2021 related to our desktop products. Consumables and service revenue increased by $1.3 million primarily due to an increase in consumable revenue of $0.8 million related to Rebel kit sales and initial sales of the Aero module, a new accessory for our handheld, and to an increase in service revenue of $0.5 million.

Product and service cost of revenue decreased by $0.6 million, or 14%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease in product and service cost of revenue was primarily related to a $1.1 million decrease in costs related to lower product and service revenue, partially offset by a $0.5 million increase in personnel and facility related costs as we build out the capacity within operations and service resources.

Product and service gross profit decreased by $1.8 million, or 31%, and gross profit margin decreased by 6 percentage points for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to reduced MX908 sales volume which leveraged our fixed costs related to our manufacturing facility, and to a lesser extent our investments in 2021 in operations and service personnel.

License and contract

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	$362	$750	$(388)	(52)%
License and contract cost of revenue	52	247	(195)	(79)%
Gross profit	$310	$503	$(193)	(38)%
Gross profit margin	86%	67%	19%

License and contract revenue decreased by $0.4 million, or 52%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease in license and contract revenue was primarily related to decreased activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue decreased $0.2 million, or 79% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to the decrease in activities under the subcontract agreement.

License and contract gross profit decreased by $0.2 million, or 38%, and gross profit margin increased by 19 percentage points for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to the mix in contract deliverables during the quarter ended June 30, 2021.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$3,055	$1,846	$1,209	65%
Percentage of total revenue	37%	17%

Our research and development expenses were $3.1 million for the three months ended June 30, 2021, an increase of $1.2 million from research and development expenses of $1.8 million for the three months ended June 30, 2020. The increase was due primarily to a $0.7 million increase in personnel costs due to increased headcount, a $0.1 million increase in materials spend related to product enhancement initiatives for our MX908 and Rebel and a $0.2 million increase related to facility allocations due to the increase in headcount and additional costs incurred related to workforce safety during the COVID-19 pandemic in the quarter ended June 30, 2021.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$8,779	$2,436	$6,343	260%
Percentage of total revenue	106%	22%

Our selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2021, an increase of $6.3 million from selling, general and administrative expenses of $2.4 million for the three months ended June 30, 2020. The increase was due primarily to a $2.5 million increase in salaries and related costs as a result of expanding our headcount, as well as an increase in commissions and bonus expense, an increase in recruiting fees and an increase in stock-based compensation. Additional increase of $1.7 million related to the provision to increase our allowance for bad debts related to a customer in the Middle East, where due to the credit and economic conditions, including the impact of COVID-19, the Company has determined during the second quarter of 2021 that it is probable that collection will not occur. The remaining $2.1 million increase during the three months ended June 30, 2021, related to a $0.5 million increase in insurance, a $0.3 million increase in audit and legal fees, a $0.8 million increase in consulting and related fees, a $0.2 million increase in travel expenses and a $0.2 million increase related to marketing activities.

Other Income (Expense)

Interest expense

Interest expense was less than $0.1 million for the three months ended June 30, 2021, a decrease of $0.2 million from interest expense of $0.2 million for the three months ended June 30, 2020.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the three months ended June 30, 2020 was due primarily to the changes in the fair value of our preferred stock during that period.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net

Other income (expense), net included interest income of $0.1 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$13,272	$13,017	$255
License and contract revenue	548	2,112	(1,564)
Total revenue	13,820	15,129	(1,309)
Cost of revenue:
Product and service cost of revenue	6,406	6,041	365
License and contract cost of revenue	127	580	(453)
Total cost of revenue	6,533	6,621	(88)
Gross profit	7,287	8,508	(1,221)
Operating expenses:
Research and development	6,020	4,002	2,018
Selling, general and administrative	14,532	5,142	9,390
Total operating expenses	20,552	9,144	11,408
Loss from operations	(13,265)	(636)	(12,629)
Other income (expense):
Interest expense	(415)	(487)	72
Other income (expense), net	161	252	(91)
Total other expense, net	(254)	(235)	(19)
Net loss	$(13,519)	$(871)	$(12,648)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$13,272	$13,017	$255	2%
Product and service cost of revenue	6,406	6,041	365	6%
Gross profit	$6,866	$6,976	$(110)	(2)%
Gross profit margin	52%	54%	(2)%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$10,092	$11,882	$(1,790)	(15)%
Consumables and service revenue	3,180	1,135	2,045	180%
Total product and service revenue	$13,272	$13,017	$255	2%

Product and service revenue increased by $0.3 million, or 2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Device sales accounted for 76% and 91% of our product and service revenue for the six months ended June 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 24% and 9% of our product and service revenue for the six months ended June 30, 2021 and 2020, respectively. The decrease in device sales of $1.8 million was primarily due to a decrease of $2.9 million in handheld device sales, representing a 72 unit decrease, primarily driven by the 150 MX908’s delivered to a government customer in June 2020. Partially offsetting the decrease was a $1.1 million increase in device sales related to our desktop products primarily due to a ten unit increase in Rebel sales in the six months ended June 30, 2021, partially offset by a decrease in sales of our ZipChip Interfaces. Consumables and service revenue increased by $2.0 million primarily due to a $0.9 million increase in service revenue and a $0.7 million increase in desktop consumables, mainly from Rebel kit sales.

Product and service cost of revenue increased by $0.4 million, or 6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in product and service cost of revenue was primarily related to a $0.7 million increase in personnel and facility related costs as we build out the capacity within operations and service resources, offset in part by lower cost of revenue due to product volume.

Product and service gross profit decreased by $0.1 million, or 2%, and gross profit margin decreased by 2 percentage points for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher personnel and facility related costs.

License and contract

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	$548	$2,112	$(1,564)	(74)%
License and contract cost of revenue	127	580	(453)	(78)%
Gross profit	$421	$1,532	$(1,111)	(73)%
Gross profit margin	77%	73%	4%

License and contract revenue decreased by $1.6 million, or 74%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease in license and contract revenue was primarily related to decreased activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue decreased $0.5 million, or 78% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to the decrease in activities under the subcontract agreement.

License and contract gross profit decreased by $1.1 million, or 73%, and gross profit margin increased by 4 percentage points for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the mix in contract deliverables during the six months ended June 30, 2021.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$6,020	$4,002	$2,018	50%
Percentage of total revenue	44%	26%

Our research and development expenses were $6.0 million for the six months ended June 30, 2021, an increase of $2.0 million from research and development expenses of $4.0 million for the six months ended June 30, 2020. The increase was due primarily to a $1.1 million increase in personnel costs due to increased headcount, a $0.3 million increase in materials spend related to product enhancement initiatives for our MX908 and Rebel and a $0.4 million increase related to facility allocations due to the increase in headcount and additional costs incurred related to workforce safety during the COVID-19 pandemic in the six months ended June 30, 2021.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$14,532	$5,142	$9,390	183%
Percentage of total revenue	105%	34%

Our selling, general and administrative expenses were $14.5 million for the six months ended June 30, 2021, an increase of $9.4 million from selling, general and administrative expenses of $5.1 million for the six months ended June 30, 2020. The increase was due primarily to a $4.3 million increase in salaries and related costs as a result of expanding our headcount, as well as an increase in commissions and bonus expense, an increase in recruiting fees and an increase in stock-based compensation. Additional increase of $1.7 million related to the provision to increase our allowance for bad debts related to a customer in the Middle East, where due to the credit and economic conditions, including the impact of COVID-19, the Company has determined during the second quarter of 2021 that it is probable that collection will not occur.The remaining $3.4 million increase during the six months ended June 30, 2021, related to a $1.1 million increase in insurance, a $1.1 million increase in consulting and related fees, a $0.6 million increase in audit and legal fees, a $0.2 million increase in travel expenses and a $0.2 million increase related to marketing activities.

Other Income (Expense)

Interest expense

Interest expense was $0.4 million for the six months ended June 30, 2021, a decrease of $0.1 million from interest expense of $0.5 million for the six months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 included a loss on extinguishment of debt of $0.2 million.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the six months ended June 30, 2020 was due primarily to the changes in the fair value of our preferred stock during that period.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net

Other income (expense), net included interest income of $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue and, most recently, with proceeds from our IPO. As of June 30, 2021, we had cash and cash equivalents of $141.3 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(16,938)	$(6,398)
Cash used in investing activities	(625)	(184)
Cash provided by (used in) financing activities	(290)	4
Net decrease in cash, cash equivalents and restricted cash	$(17,853)	$(6,578)

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $16.9 million, primarily resulting from our net loss of $13.5 million and net cash used by changes in our operating assets and liabilities of $6.6 million, partially offset by noncash charges of $3.1 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of an increase in inventory of $3.9 million, an increase in prepaid expenses and other current and non-current assets of $3.3 million, and a $0.2 million increase in accounts receivable, partially offset by an increase in deferred revenue of $0.5 million and an increase in accounts payable and accrued expenses of $0.5 million.

During the six months ended June 30, 2020, operating activities used $6.4 million of cash, primarily resulting from our net loss of $0.9 million and net cash used by changes in our operating assets and liabilities of $6.0 million, partially offset by noncash charges of $0.5 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $10.0 million increase in accounts receivable partially offset by an increase in deferred revenue of $3.2 million, a decrease in inventory of $0.8 million and an increase in accounts payable and accrued expenses of $0.4 million.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.6 million, due to purchases of property and equipment.

During the six months ended June 30, 2020, net cash used in investing activities was $0.2 million, due to purchases of property and equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2021, was $0.3 million, consisting primarily of payments of offering costs related to our IPO, partially offset by proceeds from issuance of common stock upon option exercise. We also received net proceeds from borrowings under the 2021 Revolver of $15.0 million. We used proceeds of $14.5 million from the revolving line of credit to repay our previously outstanding borrowings under our loan and security agreement. Prior to repayment of our loan and security agreement, we had made principal payments of $0.5 million.

During the six months ended June 30, 2020, net cash provided by financing activities was less than $0.1 million, consisting of proceeds from issuance of common stock upon option exercise. We also received proceeds from a Paycheck Protection Program loan of $2.2 million, which we then fully repaid in the same period.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, or 2020 Annual Report. There have been no material changes to our risk factors during the three months ended June 30, 2021 from those discussed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
+	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
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

908 DEVICES INC.

Date: August 4, 2021	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)