Form 10-Q
period 2021-09-30
908 Devices Inc.
filed 2021-11-04
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 27,899,932 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138,815	$159,227
Accounts receivable, net of allowance for doubtful accounts of $1,750 and $25, respectively	8,286	6,825
Unbilled receivables	110	47
Inventory	8,272	4,568
Prepaid expenses and other current assets	2,002	300
Total current assets	157,485	170,967
Operating lease, right-of-use assets	5,471	6,287
Property and equipment, net	1,591	850
Other long-term assets	1,756	723
Total assets	$166,303	$178,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,985	$1,004
Accrued expenses	4,928	5,038
Deferred revenue	4,843	3,104
Operating lease liabilities	1,306	1,187
Current portion of long-term debt	—	500
Total current liabilities	13,062	10,833
Long-term debt, net of discount and current portion	15,000	14,332
Operating lease liabilities, net of current portion	4,861	5,839
Deferred revenue, net of current portion	10,410	8,588
Other long-term liabilities	194	194
Total liabilities	43,527	39,786
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,865,070 shares and 27,273,095 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	28	27
Additional paid-in capital	219,920	217,482
Accumulated deficit	(97,172)	(78,468)
Total stockholders' equity	122,776	139,041
Total liabilities and stockholders' equity	$166,303	$178,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product and service revenue	$12,285	$5,827	$25,557	$18,844
License and contract revenue	260	221	808	2,333
Total revenue	12,545	6,048	26,365	21,177
Cost of revenue:
Product and service cost of revenue	5,656	2,080	12,062	8,121
License and contract cost of revenue	77	132	204	712
Total cost of revenue	5,733	2,212	12,266	8,833
Gross profit	6,812	3,836	14,099	12,344
Operating expenses:
Research and development	3,302	1,951	9,322	5,953
Selling, general and administrative	8,786	3,178	23,318	8,320
Total operating expenses	12,088	5,129	32,640	14,273
Loss from operations	(5,276)	(1,293)	(18,541)	(1,929)
Other income (expense):
Interest expense	(31)	(245)	(446)	(732)
Other income (expense), net	122	(184)	283	68
Total other income (expense), net	91	(429)	(163)	(664)
Net loss and comprehensive loss	$(5,185)	$(1,722)	$(18,704)	$(2,593)
Accretion of redeemable convertible preferred stock to redemption value	—	(21)	—	(74)
Net loss attributable to common stockholders	$(5,185)	$(1,743)	$(18,704)	$(2,667)
Net loss per share attributable to common stockholders,
Basic and diluted	$(0.19)	$(0.35)	$(0.68)	$(0.53)
Weighted average common shares outstanding,
Basic and diluted	27,707,858	5,000,245	27,446,149	4,995,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	—	—	24,776	—	27	—	27
Stock-based compensation expense	—	—	—	—	339	—	339
Net loss	—	—	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	—	—	27,297,871	27	217,848	(84,563)	133,312
Issuance of common stock upon exercise of stock options	—	—	250,234	1	297	—	298
Stock-based compensation expense	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	(7,424)	(7,424)
Balances at June 30, 2021	—	—	27,548,105	28	218,626	(91,987)	126,667
Issuance of common stock upon exercise of stock options	—	—	316,965	—	483	—	483
Stock-based compensation expense	—	—	—	—	811	—	811
Net loss	—	—	—	—	—	(5,185)	(5,185)
Balances at September 30, 2021	—	$—	27,865,070	$28	$219,920	$(97,172)	$122,776

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	23,905,267	$71,017	4,990,702	$5	$2,476	$(65,649)	$(63,168)
Accretion of redeemable convertible preferred stock to redemption value	—	30	—	—	(30)	—	(30)
Issuance of common stock upon exercise of stock options	—	—	3,007	—	3	—	3
Stock-based compensation expense	—	—	—	—	66	—	66
Net loss	—	—	—	—	—	(2,966)	(2,966)
Balances at March 31, 2020	23,905,267	71,047	4,993,709	5	2,515	(68,615)	(66,095)
Accretion of redeemable convertible preferred stock to redemption value	—	23	—	—	(23)	—	(23)
Issuance of common stock upon exercise of stock options	—	—	460	—	1	—	1
Stock-based compensation expense	—	—	—	—	69	—	69
Net income	—	—	—	—	—	2,095	2,095
Balances at June 30, 2020	23,905,267	71,070	4,994,169	5	2,562	(66,520)	(63,953)
Accretion of redeemable convertible preferred stock to redemption value	—	21	—	—	(21)	—	(21)
Issuance of common stock upon exercise of stock options	—	—	7,143	—	5	—	5
Stock-based compensation expense	—	—	—	—	83	—	83
Net income	—	—	—	—	—	(1,722)	(1,722)
Balances at September 30, 2020	23,905,267	$71,091	5,001,312	$5	$2,629	$(68,242)	$(65,608)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,704)	$(2,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	636	610
Stock-based compensation expense	1,631	218
Change in fair value of preferred stock warrant liability	—	26
Change in fair value of commercial services agreement liability – related party	—	(375)
Noncash interest expense and loss on extinguishment of debt	171	48
Provision for inventory obsolescence	48	67
Provision for doubtful accounts	1,725	—
Changes in operating assets and liabilities:
Accounts receivable	(3,186)	(4,307)
Unbilled receivables	(63)	(53)
Inventory	(4,446)	126
Prepaid expenses and other current assets	(1,642)	(79)
Other long-term assets	(997)	(208)
Accounts payable and accrued expenses	1,447	1,140
Deferred revenue	3,561	7,195
Right-of-use operating lease assets	832	778
Operating lease liabilities	(875)	(794)
Net cash provided by (used in) operating activities	(19,862)	1,799
Cash flows from investing activities:
Purchases of property and equipment	(683)	(9)
Net cash used in investing activities	(683)	(9)
Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercise	808	9
Payments of public offering costs	(576)	—
Net proceeds from borrowings on revolving line of credit	15,000	—
Repayment of notes payable	(15,000)	—
Payments of debt issuance costs	(39)	—
Proceeds from Paycheck Protection Program loan	—	2,202
Repayment of Paycheck Protection Program loan	—	(2,202)
Net cash provided by (used in) financing activities	193	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,352)	1,799
Cash, cash equivalents and restricted cash at beginning of period	159,227	17,913
Cash, cash equivalents and restricted cash at end of period	$138,875	$19,712
Supplemental disclosure of noncash investing and financing information:
Initial public offering costs included in accounts payable and accrued expenses	$—	$868
Transfers of inventory to property and equipment	$694	$209
Accretion of redeemable convertible preferred stock to redemption value	$—	$74
Operating right of use assets arising from operating lease liabilities	$16	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$138,815	$19,712
Restricted cash included in prepaid expenses and other current assets	60	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$138,875	$19,712
Supplemental disclosure of cash flow information:
Cash paid for interest	$331	$685

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

On December 22, 2020, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 7,475,000 shares of common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all the shares of the Company’s outstanding redeemable convertible preferred stock then outstanding automatically converted into 14,691,929 shares of common stock.

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $18.7 million for the nine months ended September 30, 2021 and $12.8 million for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $97.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended September 30, 2021, one customer represented 58% of total revenue. For the nine months ended September 30, 2021, one customer represented 36% of total revenue. For the three months ended September 30, 2020, one customer represented 26% of total revenue. For the nine months ended September 30, 2020, one customer represented 41% of total revenue. As of September 30, 2021, one customer accounted for 49% of gross accounts receivable. As of December 31, 2020, three customers accounted for 27%, 11% and 11%, respectively, of gross accounts receivable. The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of September 30, 2021, the gross accounts receivable balance from these countries amounted to $2.5 million, the substantial majority of which is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. During the nine months ended September 30, 2021, the Company deemed certain receivables from a customer in the Middle East uncollectible due to credit and economic conditions, including the impact of COVID-19, and recorded a provision for bad debts of $1.7 million.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of September 30, 2021 or December 31, 2020.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balances at beginning of period	$8,938	$1,509
Recognition of revenue included in balance at beginning of the period	(1,735)	(1,059)
Revenue deferred during the period, net of revenue recognized	5,550	8,806
Balances at end of period	$12,753	$9,256

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

September 30,
2021
Deferred revenue expected to be recognized in:
One year or less	$4,843
One to two years	2,780
Three years and beyond	5,130
$12,753

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within unbilled receivables in the accompanying condensed consolidated balance sheet. As of September 30, 2021, and December 31, 2020, the Company had contract assets related to contract or license revenue totaling $0.1 million and less than $0.1 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. Contract liabilities arising from contract and license agreements typically represent payments received for the license of symbolic intellectual property for a defined term. As of September 30, 2021, the Company had contract liabilities totaling $2.5 million related to contract and license revenue, which the Company expects to recognize in 2022 and 2023. As of December 31, 2020, the Company had contract liabilities totaling $2.8 million related to contract and license revenue, of which the Company recognized $0.3 million during the nine months ended September 30, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of September 30, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.6 million related to contract and license agreements entered prior to period end, which the Company expects to recognize during the years ended December 31, 2021 and 2022.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product and service revenue:
Device sales revenue	$10,075	$4,884	$20,167	$16,766
Consumables and service revenue	2,210	943	5,390	2,078
Total product and service revenue	12,285	5,827	25,557	18,844
License and contract revenue	260	221	808	2,333
Total revenue	$12,545	$6,048	$26,365	$21,177

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Handheld	$9,359	$4,124	$17,877	$14,491
Desktop	2,926	1,703	7,680	4,353
Total product and service revenue	$12,285	$5,827	$25,557	$18,844

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Government	$9,505	$4,062	$18,018	$14,475
Pharmaceutical/Biotechnology	2,766	1,748	7,475	4,100
Academia	14	17	64	269
Total product and service revenue	$12,285	$5,827	$25,557	$18,844

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$11,067	$5,065	$21,556	$18,130
Europe, Middle East and Africa	839	723	3,010	1,591
Asia Pacific	639	260	1,799	1,456
	$12,545	$6,048	$26,365	$21,177

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. For public entities the guidance was effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$315	$—	$—	$315

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339	$—	$—	$339

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the nine months ended September 30, 2021 or 2020.

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$5,165	$2,099
Work-in-progress	1,586	213
Finished goods	1,521	2,256
	$8,272	$4,568

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$2,010	$2,069
Accrued warranty	1,181	1,265
Accrued professional fees	903	975
Accrued other	834	729
	$4,928	$5,038

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Accrual balance at beginning of period	$1,265	$968
Provision for new warranties	1,028	804
Settlements and adjustments made during the period	(1,112)	(543)
Accrual balance at end of period	$1,181	$1,229

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of long-term debt	$15,000	$15,000
Less: Current portion of long-term debt	—	(500)
Long-term debt, net of current portion	15,000	14,500
Debt discount, net of accretion	—	(168)
Long-term debt, net of discount and current portion	$15,000	$14,332

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of September 30, 2021, the Company was in compliance with all financial covenants under the 2021 Revolver.

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

7. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2021, the Company’s certificate of incorporation authorized the Company to issue shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2021, and December 31, 2020, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three and nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2021	2020
Redeemable convertible preferred stock (as converted to common stock)	—	14,691,929
Warrants for the purchase of redeemable convertible preferred stock (as converted to common stock)	—	154,634
Warrants to purchase common stock	92,703	—
Options to purchase common stock	2,819,379	2,289,678
Restricted stock units	115,895	—
	3,027,977	17,136,241

8. Stock-Based Compensation

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the previously outstanding 2012 Stock Option and Grant Plan (the “2012 Plan”) that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of September 30, 2021, 1,778,003 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. A total of 288,857 shares of common stock of the Company are reserved for issuance under the 2020 ESPP. As of September 30, 2021, 288,857 shares remained available for issuance under the 2020 ESPP. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of September 30, 2021, no offering periods had commenced under the 2020 ESPP. Subsequently, on November 1, 2021, the first 6-month offering period under the ESPP commenced, which period shall run through April 30, 2022.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$41	$7	$58	$12
Research and development expenses	132	17	277	52
Selling, general and administrative expenses	638	59	1,296	154
	$811	$83	$1,631	$218

As of September 30, 2021, unrecognized compensation expense was $7.5 million, which is expected to be recognized over a weighted average period of 2.98 years.

9. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; and Pennsylvania.

There have been no material changes to the Company’s leases during the nine months ended September 30, 2021. For additional information, read Note 12, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2020.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of September 30, 2021, the Company had not made any contributions to the plan. Subsequently, on October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021.

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

Since inception, we have focused substantially all our resources on designing, developing and building our proprietary Mass Spec platform and associated technologies, supporting software improvements and data analysis, organizing and staffing our company, planning our business, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements and, most recently, with proceeds from our initial public offering, or IPO. On December 22, 2020, we completed our IPO, pursuant to which we issued and sold 7,475,000 shares of common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $26.4 million and incurred net losses of $18.7 million for the nine months ended September 30, 2021. We generated revenue of $26.9 million and incurred net losses of $12.8 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $97.2 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. For example, in the nine months ended September 30, 2021, we recorded an increase to our allowance for doubtful accounts of $1.7 million for a customer in the Middle East where due to the credit and economic conditions, including the impact of COVID-19, we determined that it is probable that collection will not occur. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations. While we maintain an inventory of finished products and raw materials used in our products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains or commercial operations, or if demand for our products or our customers’ ability to make payments is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, a significant portion of our field sales and professional services activities continue to be conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have recently permitted certain of our employees to travel to our customers and industry conferences where permitted by local authorities, and expect that our travel expenditures will also begin to increase. Any prolonged restrictive measures put in place in order to control the spread of COVID-19, including new variants, or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations. We do not yet know the extent of the negative impact of such restrictions and precautionary measures, including the lifting of our travel restrictions in limited circumstances, on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.

Factors Affecting Our Performance

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 18% and 16% of total product and service revenue for the three months ended September 30, 2021 and 2020, respectively. Consumables and service revenue was 21% and 11% of total product and service revenue for the nine months ended September 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and nine months ended September 30, 2021 and 2020, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product Placements:
MX908	164	71	301	280
Rebel	13	7	34	18
ZipChip Interface	7	7	18	21
Total placements	184	85	353	319

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

Our cumulative product placements consist of the following number of devices:

As of
September 30, 2021
Cumulative Product Placements:
MX908	1,459
Rebel	80
ZipChip Interface	175
Cumulative Product Placements	1,714

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 82% and 84% of our product and service revenue for the three months ended September 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 18% and 16% of our product and service revenue for the three months ended September 30, 2021 and 2020, respectively. Device sales accounted for 79% and 89% of our product and service revenue for the nine months ended September 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 21% and 11% of our product and service revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the three and nine months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2021 and 2020, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product and service revenue:
Device sales revenue	$10,075	$4,884	$20,167	$16,766
Consumables and service revenue	2,210	943	5,390	2,078
Total product and service revenue	12,285	5,827	25,557	18,844
License and contract revenue	260	221	808	2,333
Total revenue	$12,545	$6,048	$26,365	$21,177

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Government	$9,505	$4,062	$18,018	$14,475
Pharmaceutical/Biotechnology	2,766	1,748	7,475	4,100
Academia	14	17	64	269
Total product and service revenue	$12,285	$5,827	$25,557	$18,844

We sell our products primarily in the United States; however, we are expanding our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through a distribution channel.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$12,285	$5,827	$6,458
License and contract revenue	260	221	39
Total revenue	12,545	6,048	6,497
Cost of revenue:
Product and service cost of revenue	5,656	2,080	3,576
License and contract cost of revenue	77	132	(55)
Total cost of revenue	5,733	2,212	3,521
Gross profit	6,812	3,836	2,976
Operating expenses:
Research and development	3,302	1,951	1,351
Selling, general and administrative	8,786	3,178	5,608
Total operating expenses	12,088	5,129	6,959
Income (loss) from operations	(5,276)	(1,293)	(3,983)
Other income (expense):
Interest expense	(31)	(245)	214
Other income (expense), net	122	(184)	306
Total other income (expense), net	91	(429)	520
Net loss	$(5,185)	$(1,722)	$(3,463)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$12,285	$5,827	$6,458	111%
Product and service cost of revenue	5,656	2,080	3,576	172%
Gross profit	$6,629	$3,747	$2,882	77%
Gross profit margin	54%	64%	(10)%

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$10,075	$4,884	$5,191	106%
Consumables and service revenue	2,210	943	1,267	134%
Total product and service revenue	$12,285	$5,827	$6,458	111%

Product and service revenue increased by $6.5 million, or 111%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Device sales accounted for 82% and 84% of our product and service revenue for the three months ended September 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 18% and 16% of our product and service revenue for the three months ended September 30, 2021 and 2020, respectively. The increase in device sales of $5.2 million was primarily due to an increase of $4.4 million in handheld device sales driven by approximately 100 MX908’s delivered to a government customer in the third quarter of 2021 and a $0.8 million increase in device sales in the three months ended September 30, 2021 related to our desktop products. Consumables and service revenue increased by $1.3 million primarily due to an increase in consumable revenue of $0.8 million related to Rebel kit sales and initial sales of the Aero module, a new accessory for our handheld, and to an increase in service revenue of $0.5 million.

Product and service cost of revenue increased by $3.6 million, or 172%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in product and service cost of revenue was primarily related to a $1.9 million increase in material costs related to higher product and service revenue, a $0.5 million increase in warranty and royalty costs with the higher product sales and a $0.6 million increase in personnel and facility related costs as we build out the capacity within operations and service resources.

Product and service gross profit increased by $2.9 million, or 77%, and gross profit margin decreased by 10 percentage points for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the increased investments in 2021 in operations and service personnel, facility and travel costs and smaller growth for the mix of revenues within devices and sales channel comparable to the increased investments.

License and contract

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	$260	$221	$39	18%
License and contract cost of revenue	77	132	(55)	(42)%
Gross profit	$183	$89	$94	106%
Gross profit margin	70%	40%	30%

License and contract revenue was relatively flat for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The license and contract revenue during the three months ended September 30, 2021 was primarily related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, while the license and contract revenue in the prior year period was mainly related to two smaller contracts that have been completed in 2020.

License and contract cost of revenue decreased $0.1 million, or 42% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to the mix of license and contract where the three months ended September 30, 2021 was primarily related to lower contribution activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract gross profit increased by $0.1 million, or 106%, and gross profit margin increased by 30 percentage points for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the mix in contract deliverables during the quarter ended September 30, 2021.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$3,302	$1,951	$1,351	69%
Percentage of total revenue	26%	32%

Our research and development expenses were $3.3 million for the three months ended September 30, 2021, an increase of $1.4 million from research and development expenses of $2.0 million for the three months ended September 30, 2020. The increase was due primarily to a $0.7 million increase in personnel costs due to increased headcount, a $0.2 million increase in materials spend related to product enhancement initiatives for our MX908 and Rebel and a $0.2 million increase related to facility allocations due to the increase in headcount and additional costs incurred in the quarter ended September 30, 2021.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$8,786	$3,178	$5,608	176%
Percentage of total revenue	70%	53%

Our selling, general and administrative expenses were $8.8 million for the three months ended September 30, 2021, an increase of $5.6 million from selling, general and administrative expenses of $3.2 million for the three months ended September 30, 2020. The increase was due primarily to a $3.3 million increase in salaries and related costs as a result of expanding our headcount, as well as an increase in commissions and bonus expense, and an increase in stock-based compensation. The remaining $2.3 million increase during the three months ended September 30, 2021, related to a $0.8 million increase in insurance, a $0.5 million increase in consulting and related fees, a $0.5 million increase related to marketing activities, a $0.3 million increase in travel expenses and $0.2 million related to all other selling, general and administrative expenses.

Other Income (Expense)

Interest expense

Interest expense for the three months ended September 30, 2021 decreased to an immaterial amount from interest expense of $0.2 million for the three months ended September 30, 2020.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the three months ended September 30, 2020 was due primarily to the changes in the fair value of our preferred stock during that period.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net

Other income (expense), net included interest income of $0.1 million and none for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$25,557	$18,844	$6,713
License and contract revenue	808	2,333	(1,525)
Total revenue	26,365	21,177	5,188
Cost of revenue:
Product and service cost of revenue	12,062	8,121	3,941
License and contract cost of revenue	204	712	(508)
Total cost of revenue	12,266	8,833	3,433
Gross profit	14,099	12,344	1,755
Operating expenses:
Research and development	9,322	5,953	3,369
Selling, general and administrative	23,318	8,320	14,998
Total operating expenses	32,640	14,273	18,367
Loss from operations	(18,541)	(1,929)	(16,612)
Other income (expense):
Interest expense	(446)	(732)	286
Other income (expense), net	283	68	215
Total other expense, net	(163)	(664)	501
Net loss	$(18,704)	$(2,593)	$(16,111)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$25,557	$18,844	$6,713	36%
Product and service cost of revenue	12,062	8,121	3,941	49%
Gross profit	$13,495	$10,723	$2,772	26%
Gross profit margin	53%	57%	(4)%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$20,167	$16,766	$3,401	20%
Consumables and service revenue	5,390	2,078	3,312	159%
Total product and service revenue	$25,557	$18,844	$6,713	36%

Product and service revenue increased by $6.7 million, or 36%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Device sales accounted for 79% and 89% of our product and service revenue for the nine months ended September 30, 2021 and 2020, respectively. Consumables and service revenue accounted for 21% and 11% of our product and service revenue for the nine months ended September 30, 2021 and 2020, respectively. The increase in device sales of $3.4 million was primarily due to an increase of $1.9 million in device sales related to our desktop products primarily due to a 16 unit increase in Rebel sales in the nine months ended September 30, 2021, partially offset by a decrease in sales of our ZipChip Interfaces. The increase in device sales was also due to an increase of $1.5 million in handheld device sales, representing a 21 unit increase, primarily driven by an increase in international placements. Consumables and service revenue increased by $3.3 million primarily due to a $1.3 million increase in service revenue and a $1.1 million increase in desktop consumables, mainly from Rebel kit sales.

Product and service cost of revenue increased by $3.9 million, or 49%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in product and service cost of revenue was primarily related to a $1.8 million increase in personnel and facility related costs as we build out the capacity within operations and service resources and $1.5 million and $0.2 million increases related to higher cost of revenue, and warranty and royalties, respectively, due to higher product volume.

Product and service gross profit increased by $2.8 million, or 26%, and gross profit margin decreased by 4 percentage points for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher personnel and facility related costs, offset in part by the higher product volume.

License and contract

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	808	$2,333	$(1,525)	(65)%
License and contract cost of revenue	204	712	(508)	(71)%
Gross profit	$604	$1,621	$(1,017)	(63)%
Gross profit margin	75%	69%	6%

License and contract revenue decreased by $1.5 million, or 65%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease in license and contract revenue was primarily related to decreased activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue decreased $0.5 million, or 71% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to the decrease in activities under the subcontract agreement and the mix within the subcontract where the nine months ended September 30, 202 had higher material costs within the contract deliverables.

License and contract gross profit decreased by $1.0 million, or 63%, and gross profit margin increased by 6 percentage points for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the mix in contract deliverables, including a higher mix of materials during the nine months ended September 30, 2020 which resulted in a lower gross profit margin.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$9,322	$5,953	$3,369	57%
Percentage of total revenue	35%	28%

Our research and development expenses were $9.3 million for the nine months ended September 30, 2021, an increase of $3.4 million from research and development expenses of $6.0 million for the nine months ended September 30, 2020. The increase was due primarily to a $1.8 million increase in personnel costs due to increased headcount, a $0.6 million increase related to facility allocations due to the increase in headcount and additional costs incurred related to workforce safety during the COVID-19 pandemic in the nine months ended September 30, 2021, a $0.5 million increase in materials spend related to product enhancement initiatives for our MX908 and Rebel and a $0.3 million shift in resources focused on internal research and development activities rather than funded contract development.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$23,318	$8,320	$14,998	180%
Percentage of total revenue	88%	39%

Our selling, general and administrative expenses were $23.3 million for the nine months ended September 30, 2021, an increase of $15.0 million from selling, general and administrative expenses of $8.3 million for the nine months ended September 30, 2020. The increase was due primarily to a $7.6 million increase in salaries from growing headcount, as well as an increase in commissions and bonus expense, recruiting fees and stock-based compensation. The increase was also due to a $1.7 million related to our allowance for bad debts for a customer in the Middle East, where due to the credit and economic conditions, including the impact of COVID-19, the Company had determined during the second quarter of 2021 that it was probable that collection will not occur. The remaining $5.7 million increase during the nine months ended September 30, 2021 was due primarily to a $1.9 million increase in insurance, a $1.6 million increase in consulting and related fees, a $0.7 million increase related to marketing activities, a $0.5 million increase in audit and legal fees, a $0.5 million increase in travel expenses and a $0.5 million increase related to all other selling, general and administrative expenses.

Other Income (Expense)

Interest expense

Interest expense was $0.4 million for the nine months ended September 30, 2021, a decrease of $0.3 million from interest expense of $0.7 million for the nine months ended September 30, 2020. Interest expense for the nine months ended September 30, 2021 included a loss on extinguishment of debt of $0.2 million.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the nine months ended September 30, 2020 was due primarily to the changes in the fair value of our preferred stock during that period.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net

Other income (expense), net included interest income of $0.4 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue and, most recently, with proceeds from our IPO. As of September 30, 2021, we had cash and cash equivalents of $138.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash provided by (used in) operating activities	$(19,862)	$1,799
Cash provided by (used in) investing activities	(683)	(9)
Cash provided by (used in) financing activities	193	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,352)	$1,799

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $19.9 million, primarily resulting from our net loss of $18.7 million and net cash used by changes in our operating assets and liabilities of $5.4 million, partially offset by noncash charges of $4.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of an increase in inventory of $4.4 million, a $3.2 million increase in accounts receivable, and an increase in prepaid expenses and other current and non-current assets of $2.6 million, partially offset by an increase in deferred revenue of $3.6 million and an increase in accounts payable and accrued expenses of $1.4 million.

During the nine months ended September 30, 2020, net cash provided by operating activities was $1.8 million, primarily consisting of net cash provided by changes in our operating assets and liabilities of  $3.8 million and non-cash charges of  $0.6 million, partially offset by our net loss of  $2.6 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of an increase in deferred revenue of  $7.2 million and an increase in accounts payable and accrued expenses of  $1.1 million, partially offset by a $4.3 million increase in accounts receivable, a $0.3 million increase in prepaid expenses and other current and non-current assets and a less than $0.1 million decrease in the net effect of our right-of-use operating assets and operating lease liabilities.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million, due to purchases of property and equipment.

During the nine months ended September 30, 2020, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021, was $0.2 million, consisting primarily of payments of offering costs related to our IPO, partially offset by proceeds from issuance of common stock upon option exercise. We also received net proceeds from borrowings under the 2021 Revolver of $15.0 million. We used proceeds of $14.5 million from the revolving line of credit to repay our previously outstanding borrowings under our loan and security agreement. Prior to repayment of our loan and security agreement, we had made principal payments of $0.5 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was less than $0.1 million, consisting of proceeds from issuance of common stock upon option exercise. We also received proceeds from a Paycheck Protection Program loan of $2.2 million, which we then fully repaid in the same period.

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

Item 1A. Risk Factors.

The following is a summary of the principal risks described below. We believe that the risks described below are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with this “Risk Factors” section and the other information contained in this Quarterly Report on Form 10-Q.

•	We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
•	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
•	We have experienced a period of significant growth in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
•	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
•	We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally.
•	The continuing global COVID-19 pandemic, including the emergence of new variants, has significantly affected our business and operations, and the pandemic and supply chain challenges may impact future operations and financial performance.
•	We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
•	Currently, we derive the majority of our revenue from our handheld products and are actively growing the revenue we derive from our desktop products, focused today in the life science market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.
•	Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
•	Insiders own a significant portion of our outstanding common stock and therefore have substantial control over us and are able to influence corporate matters.
•	A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
•	U.S. government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.
•	We rely on in-bound licenses granted to us from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing products and to develop new products may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.

An investment in our common stock involves risks. You should carefully consider the following risks and all of the other information contained in this Quarterly Report on Form 10-Q before investing in our common stock. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks related to our business and industry

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.

We have had a history of net losses since our inception in 2012, and we may never achieve or maintain profitability. We cannot make any assurances that we will be able to increase our revenue to sustain cash flow from operating activities or reach profitability.

As we continue to expand and develop our business, we expect to incur significant additional expenditures in the areas of sales, marketing, research and development, and customer service and support. Additionally, as a public company, our legal, accounting and other expenses have been, and we expect will continue to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. We will have to generate and sustain increased revenue to achieve profitability and positive cash flow as a result of these increased expenditures. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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

We have a direct sales force of more than 20 employees and we intend to increase the size and reach of our sales team in the future, particularly those focused on the life sciences market. Competition for employees capable of selling expensive instruments within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

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

The continuing global COVID-19 pandemic, including resurgences and the emergence of new variants, has significantly affected our business and operations, and the pandemic and supply chain challenges may impact future operations and financial performance.

The COVID-19 pandemic, including resurgences and the emergence of new variants, and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate. These measures have included temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events. While many of our employees have been able to return to working at our offices, many of these measures continue to be in place.

The COVID-19 pandemic has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have caused reduced capital spend by our existing customers and potential new customers. These disruptions could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, a significant portion of our field sales and professional services activities continue to be conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have recently permitted certain of our employees to travel to our customers and industry conferences where permitted by local authorities, and expect that our travel expenditures will also begin to increase. Any prolonged restrictive measures put in place in order to control the spread of COVID-19, including new variants, or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations. We do not yet know the extent to which such restrictions and precautionary measures, including the lifting of our travel restrictions in limited circumstances, will negatively impact on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.

In addition, many of our suppliers are experiencing operational challenges as a result of COVID-19, which in turn may destabilize our supply chain or otherwise have an adverse effect on our ability to provide products to our customers. The strain on certain domestic and international supply chains has resulted in shortages, longer lead times and negative impacts on pricing for certain of our critical components, including, among other things, electronic and plastic components necessary to manufacture our products. Our suppliers may have to temporarily close a facility for disinfecting after employees tested positive for COVID-19, face staffing shortages, production slowdowns and stoppages, be overwhelmed by unexpected demand or face disruptions in delivery systems which may require suppliers to locate shipping routes that avoid delivery bottlenecks, all of which could cause delays in delivery. Thus far, through aggressive supply chain monitoring and management, and the dedication of significant personnel resources, the difficulties experienced by our suppliers have had minimal impact on our ability to timely source necessary supplies and to ship products to our customers; however, as the COVID-19 pandemic continues, including resurgences and the emergence of new variants, we may be forced to dedicate additional resources to obtain alternate suppliers and implement design or manufacturing changes to utilize such alternate products, and if such measures are not successful, it may negatively affect our inventory and delay delivery to our customers, which could lead to postponed revenue recognition for those transactions, and in turn could adversely affect our revenue and results of operations. If our suppliers are unable to deliver the components and subassemblies we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

Additionally, the COVID-19 pandemic has impacted, and may continue to impact, our headquarters, which is our primary corporate office, sales and marketing center and manufacturing location, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees who work in clusters relating to critical functions such as manufacturing, procurement, supply chain, and research and development, test positive for COVID-19, the entire business function could be temporarily shut down to ensure the safety of our employees and the effectiveness of business would be severely impacted. Additionally, in light of resurgences of COVID-19 infection rates and the emergence of new variants, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, we do not know what impact the recent Federal vaccine mandates for federal contractors and companies with more than 100 employees, both of which are applicable to us, or other past and future government actions and responsive measures may have on employee retention and our ability to conduct our business.

Furthermore, as a result of the COVID-19 pandemic, we initially required all employees who were able to do so to work remotely on a full-time or partial basis. While many of our employees have been able to return to working at our headquarters, we continue to have remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, including with respect to the collection of proof of vaccine status, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

More generally, the COVID-19 pandemic and associated supply chain challenges have had, and are expected to continue to have, an adverse effect on economies and financial markets globally, leading to an unpredictable and volatile economic environment, which may decrease technology spending generally, adversely affect demand for our platforms and services, lead to increased costs to source supplies and/or delayed delivery of our products, and require changes to the expected timing of revenue and gross margins. For example, Federal customers may divert funds to address their own supply chain or other COVID challenges, which could delay the progression of customer trials and pilots of our products into larger enterprise-wide justification, purchase and deployment of both of our devices and consumables. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may lead to a decline in the market prices of our products, risks to employee health and safety, risks to our ability to manufacture and distribute our products and services and reduced sales in geographic locations impacted. It is not possible at this time to estimate the full impact that COVID-19, including resurgences and the emergence of new variants, will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Additionally, damage to a manufacturing facility or other property of any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations. For additional risks related to the supply of necessary components, refer to the risk factor entitled “The continuing global COVID-19 pandemic, including resurgences and the emergence of new variants, has significantly affected our business and operations, and the pandemic and supply chain challenges may impact future operations and financial performance” above.

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

Our devices and consumables, as well as the software that accompanies them, may contain undetected errors or defects when first introduced or as new versions are released. Disruptions or other performance problems with our products or software may adversely impact our customers’ research or business, harm our reputation and result in reduced revenue or increased costs associated with product repairs or replacements. Further, in the event that an end user makes an error or fails to analyze a particular substance correctly, our product may be associated with a failure to identify a substance that ultimately turns out to be harmful, or, conversely, be associated with a false alarm raised over a substance that turns out to be benign. We also provide customer support services, such as in connection with our “Reachback” program described in the “Business” section of our Annual Report on Form 10-K. It is possible that incorrect or inaccurate information may be delivered to a customer in the context of one or more support consultations. If any such errors or mistakes occur, we may also incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise. We may also be subject to unwanted media attention, warranty claims or breach of contract for damages related to errors or defects in our products and solutions.

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

We expect our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	the difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;

•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	many, if not most, foreign governments are investing less in safety and security and in technology to detect dangerous chemicals than the U.S. government;
•	general economic conditions in the countries in which we operate;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	compliance with privacy and data security requirements in foreign jurisdictions in which we operate;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products and the products’ built-in library of chemical substances;
•	compliance with foreign technical standards;
•	increased length of time for shipping and acceptance of our products;
•	increased exposure to foreign currency exchange rate risk;
•	reduced protection for intellectual property rights in some countries; and
•	political unrest, war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the COVID-19 pandemic, or responses to such events.

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

On March 11, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the 2021 Revolver, with Signature Bank, or the Lender. This agreement created a revolving line of credit totaling $25.0 million and replaced the existing term loan. On March 11, 2021, we used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. Until we have repaid such indebtedness, the 2021 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Risks related to sales of products to the U.S. Government

A significant percentage of our product and service revenues are generated from agencies and departments of the U.S. government. In addition, substantially all of our revenue from license and contracts revenue are derived from contracts or sub-contracts related to the U.S. government. We expect significant revenue from U.S. government contracts for the foreseeable future. There is considerable risk associated with deriving a material portion of our revenue from sales to the U.S. government, including the risks described below.

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

Accordingly, our business, financial condition, results of operations, and prospects may be adversely affected by certain events or activities, including, but not limited to:

•	changes in fiscal or contracting policies or decrease in available government funding;
•	changes in government programs or applicable requirements;
•	changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•	appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•	the adoption of new laws or regulations or changes to existing laws or regulations;
•	budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by lapses in appropriations for the federal government or certain of its departments and agencies;
•	influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;
•	potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the COVID-19 pandemic; and
•	increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our partners and subcontractors.

Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our products and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition and prospects.

For additional risks related to government actions and responsive measures to the COVID-19 pandemic, refer to the risk factor entitled “The continuing global COVID-19 pandemic, including resurgences and the emergence of new variants, has significantly affected our business and operations, and the pandemic and supply chain challenges may impact future operations and financial performance” above.

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

Since the shares were sold in our initial public offering in December 2020 at a price of $20.00 per share, and through September 30, 2021, the price per share of our common stock has ranged from as low as $29.20 to as high as $79.60. Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control, include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;
•	the financial guidance that we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	changes in financial estimates by securities analysts, our failure to meet such estimates, or failure of analysts to initiate or maintain coverage of our stock;
•	the public’s response to our press releases or other public announcements by us, including our filings with the SEC;
•	announcements by us or our competitors of significant technical innovations, products, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	failure of any of our products to achieve or maintain market acceptance;
•	introduction of technologies or product enhancements that reduce the need for our products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	changes in market valuations of similar companies in reaction to industry events, even if these events do not directly affect us;
•	investors’ general perception of us;
•	changes in general economic, industry and market conditions including those resulting from political unrest, war, incidents of terrorism, or responses to such events;
•	the sustainability of an active trading market for our common stock; and
•	future sales of our common stock by our officers, directors or affiliates.

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

As of September 30, 2021, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 35.4% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also filed a registration statement on Form S-8 registering the issuance of 5,591,857 shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under such registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
+	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
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

908 DEVICES INC.

Date: November 4, 2021	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)