Form 10-K
period 2021-12-31
908 Devices Inc.
filed 2022-03-11
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the most recently completed second fiscal quarter, was $674.6 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2022, the registrant had 31,233,527 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

The market data and certain other statistical information used throughout this Annual Report on Form 10-K are based on independent industry publications, governmental publications, reports by market research firms or other independent sources that we believe to be reliable sources. Some data are also based on our good faith estimates. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosure contained in this Annual Report on Form 10-K, and we believe these industry publications and third party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.908devices.com), our filings with the Securities and Exchange Commission, or SEC, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

Since the launch of our first device, we have sold more than 1,900 handheld and desktop devices to over 450 customers in 42 countries, including all 20 of the top 20 pharmaceutical companies by revenue, as well as numerous domestic and foreign government agencies and leading academic institutions.

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

As we democratize the extraordinary power of Mass Spec, we believe our technology platform can expand in future opportunities far beyond the current $8 billion market for Mass Spec and associated front-end separations. We estimate our total addressable market, or TAM, for our devices was $4.8 billion in 2020 and is growing to an estimated $22 billion over the next few years. The TAM for our handhelds was estimated to be $1.5 billion in 2020 with expansion to over $3 billion with software application extensions into GxP facilities for raw material inspection, counterfeit and adulteration inspection, contamination and cleaning validation, and other quality assurance and quality control assays. Our desktop devices supporting bioprocess development represented an estimated TAM of $260 million in 2020 expanding significantly to approximately $12 billion with execution of our roadmap and the rapid growth of cell therapy. We see additional opportunity to address the estimated $3.0 billion in 2020 across the research chromatography market space growing to more than $6.9 billion with further market growth and roadmap expansion into complex proteomics by 2025. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

Our Strengths

We believe the following competitive strengths provide us the ability to address point-of-need applications in forensics, life sciences research, bioprocessing, industrial biotech, and synthetic biology:

●	Our proprietary microscale Mass Spec platform leverages well established, gold-standard technology. Mass Spec is already ubiquitous in the laboratory. Users do not need to take a risk on a completely unknown technology. We bring laboratory-grade capability to handhelds and desktops. We have developed a proprietary Mass Spec platform and approach that allow us to move the capabilities of conventional Mass Spec beyond the central laboratory. Our proprietary High-Pressure Mass Spec, or HPMS, technology enables us to produce significantly smaller, purpose-built Mass Spec devices that are much more ideal for use in point-of-need settings, in contrast to conventional mainframe Mass Spec solutions. The combination of HPMS, our proprietary microfluidic separation technology, and our data analytics, and machine-learning technology provides the foundations of an adaptable platform that can serve a growing number of new and adjacent applications and markets.
●	Point-of-need technologies disrupting Mass Spec and creating new product categories. Leveraging our Mass Spec platform, we have developed a portfolio of desktop and handheld devices that are reinventing the Mass Spec industry by accessing a variety of point-of-need market segments that were historically considered impossible for conventional Mass Spec manufacturers. Our products are small, purpose-built devices that avoid the typical size and complexity issues related to conventional Mass Spec while also offering real-time, actionable answers to new classes of users. As we continue to expand the capabilities of our Mass Spec platform, we believe our devices will continue to penetrate new and adjacent opportunities in life sciences, quality assurance and control, diagnostics and applied markets.
●	Highly attractive business model validated by rapidly growing installed base of devices.We have over 450 customers, including all 20 of the top 20 pharmaceutical companies by revenue, academic and major government institutions, including the Department of Homeland Security, the U.S. Army and the U.S. Marine Corps and other international, federal and state agencies. These customers have validated our platform through the collective purchase of more than 1,900 devices, with more than 7,800 users trained on our devices. As we continue to grow our installed base, we expect to increase our recurring revenue derived from the sale of consumables and support services.
●	Talented team with significant domain expertise. We are a technology driven company that has built vertically integrated capabilities to design, manufacture, and commercialize our products. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to deliver novel products. Each member of our senior management team has more than 20 years of relevant experience. Members of our technical team have been collectively responsible for numerous commercial product launches prior to joining the company, in varying markets such as point-of-care clinical diagnostics, handheld pharmaceutical inspection devices, high-throughput cell culture control systems, autonomous warehouse logistics, motion capture animation, high-volume telecom transmitters and receivers, and consumer wearables. The team possesses deep expertise in Mass Spec, system design and engineering, usability and ergonomics, thermal and mechanical engineering, software development, artificial intelligence and optical spectroscopy, as well as microfluidics and separations science. We had 56 full-time employees dedicated to research and development as of December 31, 2021. Of these, approximately 40% have advanced degrees in science and engineering.

Our Growth Strategy

We are pursuing the democratization of the gold-standard molecular analysis laboratory technique: Mass Spec. Just as mainframe computers transitioned to desktops, tablets, and mobile devices, we are leading a transformation of the Mass Spec market. Our growth strategy includes the following key elements:

●	A continued focus on simplicity, speed, convenience and cost increases measurement consumption. We are a technology-driven company with significant core expertise in engineering, hard sciences and data analytics and a proven track record of delivering products that delight our customers by making things easy. We believe a relentless focus on these fundamentals drives consumption of consumables. We further believe broadscale democratization of Mass Spec is enabled by our progress on these same fundamentals.
●	Drive enterprise adoption in our seeded accounts. We intend to continue to aggressively invest in and support our field applications team to accelerate the development of post-sale partnerships with customers and to drive broader adoption across the organization. We will focus on building upon our track record of leveraging our customers’ success in trials and pilots into enterprise-wide adoption of both devices and consumables. As an example, for our handheld device, it is typical for government organizations to conduct a one week or longer trial prior to purchase to test our technology in their real-world setting. A trial generally results in budgeting for a pilot that can range in size from ten to more than 50 units. During the pilot, we support our customers closely to ensure their success. Data is compiled throughout to assist our customer in making a larger enterprise-wide justification, purchase and deployment. It is our belief that investment pre- and post-sale with prospects that have the potential for enterprise adoption creates a predictable pipeline of opportunity for our devices and their entrenchment as they become the organizational standard for our customers. Enterprise customers range from large government organizations with full fielding potential of more than 1,000 handheld devices to leading biopharma companies with capacity for ten or more desktop devices per site.
●	Grow the installed base through expansion of commercial channels. Since the commercial launch of our first handheld, the installed base of our handheld and desktop devices has grown to more than 1,900 devices across 42 countries. With our handheld and desktop device installations now taking root in the United States, we will focus on expanding our commercial channels to better serve the forensics, life sciences research, bioprocessing, industrial biotech, and synthetic biology markets. We look to expand both our direct channel in the United States and our international reach. We anticipate growing our network of international distributors focused in regions with a concentrated and rapidly expanding life sciences presence, specifically, Europe, China, Japan, India, and South Korea. We look to have local application and support specialists and sales managers supporting our distribution partners.
●	Deepen our footprint into the rapidly growing bioprocessing market. We designed our first desktop device to accelerate development and enhance production by identifying and quantifying extracellular species critical to cell health and productivity. They sit alongside bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We look to expand our product line into broader extracellular panels, intracellular analysis, such as cellular flux, and pathway analysis. Consistent with our thesis of driving simplicity and convenience of measurement, we will progress from an at-line measurement tool to an on-line integrated device with comprehensive bioprocess analytics and control. We believe our technology platform can serve as the cornerstone of an integrated “bioprocess brain” by monitoring and managing the comprehensive extracellular environment.
●	Expand our customer-driven pipeline of new point-of-need applications. We will continue to leverage our integrated sample preparation and microfluidic separations platform to expand our pipeline of new, customer-driven point-of-need applications that can be addressed by both our handheld and desktop devices. As our customers continue to prove out new applications in areas such as diagnostics and proteomics, we will look to incorporate select assays investigated by these customers into our handheld and desktop devices where those form factors can accelerate usage. We have already incorporated a number of customer-driven assays into both MX908 and Rebel and will continue to do so as we believe this will provide us with an expanding list of new point-of-need applications and market opportunities within forensics, life sciences research, bioprocessing,

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

Conventional “Mainframe” Laboratory Mass Spec instruments

Employing and building upon these three process steps, conventional Mass Spec instruments have penetrated almost every analytical laboratory. It is estimated there are thousands of laboratories employing more than 50,000 Mass Spec instruments according to a recent third party report. As the needs of laboratory scientists have evolved, Mass Spec instrument manufacturers for decades have grown their franchise and stimulated capital equipment replacement cycles by orienting their research and development towards sustained improvements in raw analytical performance metrics such as resolution, sensitivity, and range. As a result, conventional Mass Spec instruments:

●	are extremely large and not readily mobile;
●	are expensive (often ranging from $100,000 to $1 million);
●	require a dedicated fixed power source; and
●	require onsite specialists to maintain and operate.

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

Our Technology Platform

We have developed a technology platform designed to bring Mass Spec out of the confines of central laboratories and to the point-of-need. Our technology platform democratizes the Mass Spec market with high-fidelity handheld and desktop devices. We believe this democratization gives rise to:

●	an expanded and more diverse set of users;
●	more frequent measurements; and
●	new use cases that were previously untenable.

These results are possible as our handheld and desktop devices are designed for extreme convenience and speed, requiring minimal training and maintenance. Our platform uses proprietary microscale Mass Spec and microfluidic technologies to prepare, separate, and characterize species at the molecular level, with integrated machine learning and analytics to automatically provide answers regarding identity, purity, and quantity. The core elements of our technology platform include:

●	Our High-Pressure Mass Spec, or HPMS, approach enables Mass Spec at the point-of-need;
●	microfluidics enable convenient sample preparations and fast separations; and
●	analytics and machine learning technology provide actionable answers versus raw data.

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

Our integrated microfluidics—sample injection, preparation, separation and electrospray simplified

Our integrated microfluidic chip brings the benefits of:

●	highly controlled small sample injections at the nanoliter, or nL, scale;
●	integrated preparation such as desalting;
●	extractions and preconcentration by physical and chemical properties;
●	capillary electrophoresis, or CE, for extremely high-resolution separations of complex samples; and
●	integrated nanoscale electrospray ionization.

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

We have sold approximately 1,650 MX908s into every U.S. state, in 42 countries and across five continents. More than 6,500 operators, including in numerous domestic and foreign government agencies, have been trained to use the MX908.

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

The MX908 detects trace quantities of more than 150 named dangerous materials, including fentanyl and its many derivatives, explosives, and hazardous chemical agents with sensitivity comparable to existing field-based technologies, but with much higher specificity. This allows users to conduct rapid field analysis for a broad range of unknown substances at trace levels that would typically lead to confusion and false positives in other instruments. The device is also able to identify a far greater number of substances than other trace technologies and with one million times the dynamic range of those other handheld or mobile technologies. Compared to a leading transportable Mass Spec product, the MX908 is up to 15x faster, up to 10x smaller and up to 2x cheaper. The MX908 is able to start up in less than a minute, completing analysis of gas and vapor materials in less than ten seconds, and solids and liquids in less than a minute.

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

Since introducing the MX908, we have continued to expand the device’s capability through mission add-ons such as offering an Aerosol Module accessory to detect and identify aerosolized chemical hazards, adding targets to allow responders to identify additional priority drug substances, and providing a Bluetooth capability that enables seamless data transfer and accelerates support in the field. These added capabilities are aimed to address gaps in responders’ workflows, increase engagement, and drive utilization.

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

RebelTM

The Rebel is a small desktop analyzer providing real-time information on the extracellular environment in bioprocesses. Compared to a traditional central laboratory high-performance liquid chromatography, or HPLC, Mass Spec assay, Rebel’s price per sample is up to 10 times lower, at approximately one-third of the capital cost, and delivers answers up to 2,000 times faster. Rebel provides results within seven minutes, enabling critical on-the-spot decisions regarding bioprocess media optimization, accelerating process-development cycles and maximizing bioreactor efficiency. Customers are using Rebel in environments subject to U.S. Food and Drug Administration, or FDA, and other regulatory guidelines regarding biological and pharmaceutical product quality, or GxP environments, to evaluate fresh media for conformity to standards, track the extracellular environment and metabolic flux during growth cycles, monitor performance during stress experiments, and characterize spent media.

Since the launch of the Rebel in November 2019, we have sold 100 units and 38 of those units have been placed with the top-20 pharmaceutical companies by revenue and 15 organizations have purchased multiple units. Our focus has been on increasing U.S. placements, but we also have a meaningful international opportunity and have recently sold Rebels in China, Japan, South Korea and Europe.

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

Extracted Ion Electropherograms

Ion Current

Page 1 of 2

908devices Support: help@908devices.com | +1.844.908.4357

Consumables and Services

Rebel’s operation requires a consumable kit that includes:

●	one microfluidic preparation and separation chip;
●	diluent electrolyte for samples, including internal standards;
●	background electrolyte for separation; and
●	performance qualification and calibration standards.

Currently, customers of Rebel who are actively utilizing the device are consuming on average one 200-sample kit per month. With continuous operation, the Rebel is capable of consuming approximately one 200-sample kit a day.

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

Since launch of the ZipChip platform in March 2016, we have sold 185 ZipChip Interfaces and have established 21 multi-unit accounts in leading, global pharmaceutical organizations and academic institutions. Our ZipChip platform is compatible with market-leading conventional Mass Spec instruments currently installed in laboratories, and we intend to continue to expand the ZipChip platform to become compatible with any conventional Mass Spec instrument.

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

ZipChip Consumables

We offer a variety of kits for the ZipChip Interface that include microfluidic ZipChips and different reagents optimized for a wide scope of applications. These kits include intact antibody, metabolomics, peptide and others. We recently launched an oligonucleotides analysis kit for ZipChip. Oligonucleotides represent a distinct class of therapeutics that include RNA, DNA and their structural analogues, and are effective against a wide range of disease conditions. Traditional workflows for oligonucleotides analysis are lengthy, often requiring the use of extensive liquid chromatography method development along with ion pairing reagents, which are harsh chemicals. Our ZipChip device coupled with a mass spectrometer provides an easy method for simple and fast analysis of oligonucleotides with minimal sample prep and no need for ion pairing reagents. We also expect to grow our revenue from warranty and annual certification related to the ZipChip platform as the product sales expand.

Market Opportunities

We have developed ultracompact, high-fidelity Mass Spec devices to interrogate the unknown and invisible and provide actionable results in critical-to-life point-of-need applications. Our first products are purpose-built handheld and desktop Mass Spec devices that currently address a range of applications and markets. We estimate our TAM for our devices was $4.8 billion in 2020, and is growing to an estimated $22 billion over the next few years. The TAM for our handhelds was estimated to be $1.5 billion in 2020 with expansion to over $3 billion with software application extensions into GxP facilities for raw material inspection, counterfeit and adulteration inspection, contamination and cleaning validation, and other quality assurance and quality control assays. Our desktop devices supporting bioprocess development represented a total addressable market of $260 million in 2020 expanding significantly to approximately $12 billion with execution of our roadmap and the rapid growth of cell therapy. We see additional future opportunity to address an estimated $3.0 billion in 2020 across the laboratory chromatography market space growing to more than $6.9 billion with further market growth and roadmap expansion into complex proteomics by 2025. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

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

In the field forensics setting, high accuracy and fidelity can be just as important at the point-of-need as it is in the laboratory. Simple and inexpensive colorimetric tests are being abandoned in many jurisdictions due to their extremely narrow and poor performance capabilities, in favor of handheld technologies with broad lab-like capabilities. This is creating an expanded market of individual users that is a multiple of the centralized laboratory Mass Spec instrument market.

The need for such field technologies is acute for controlled substances and identification of other priority chemicals and hazards at trace levels. The toxicity of fentanyl and its analogs is 100 to 10,000 times the potency of morphine, creating an opioid crisis of unprecedented scale and breadth.

Unfortunately, overdose deaths involving lethal drugs like fentanyl and methamphetamine are on the rise. At the end of September 2021, the Drug Enforcement Administration issued a public safety alert warning Americans of the sharp increase in fake prescription pills containing fentanyl and methamphetamine. This was the first advisory the DEA had issued in six years. According to the advisory, the number of DEA-seized counterfeit pills with fentanyl has jumped a staggering amount - by nearly 430 percent - since 2019. Today, two out of every five pills with fentanyl contain a potentially lethal dose.

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

In addition to controlled substances, point-of-need Mass Spec instruments can address a wide variety of other use cases, including:

●	first responders and local, state, and federal law enforcement;
●	U.S. and international defense and homeland security;
●	forensic laboratories’ case management and triage;

●	package inspection for postal services, couriers, customs agencies, and corporate mail rooms;
●	facility safety for hotels, local, state and federal government facilities, and private enterprises; and
●	quality assurance and control.

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

Life Sciences

Mass Spec addresses a significant number of applications along the life sciences research and biopharma value chain. It is integral in research and discovery, drug development, product validation and quality control. Biologic therapeutic modalities and all cell-based products more broadly, use bioreactors to manufacture product in two stages – process development and clinical and GXP manufacturing.

Within a cell, thousands of intertwined processes govern the cells ability to produce various proteins, its ability to perform a specific function, and its energy and waste expenditure. But efficient intracellular operations are also highly reliant on the extracellular environment – the cell culture media. In bioreactors, the timely influx of raw materials, environmental controls, and management of waste can be not only essential to efficiency, but literally to the life or death of the cells. The worldwide cell culture media market itself was estimated to be a $2 billion business in 2020. Regardless of how carefully the starting cell culture media has been designed and selected, bioprocessing is by definition a dynamic and inhomogeneous process. Cellular biology is complicated and unpredictable.

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

Democratization of Mass Spec will allow for significant efficiencies and new applications for the technology within life sciences. With real-time access to comprehensive media profiles, bioprocess development scientists can:

●	accelerate their product development cycles with feedback in minutes rather than weeks;
●	improve process yield and lower costs throughout their value chain;
●	enable a broad range of complex therapeutic modalities in biopharmaceuticals; and
●	increase the probability of successfully developing cell-based products.

We believe these efficiencies will lead to substantial growth opportunities in biologic-based therapeutics where a better understanding of the extracellular environment is a crucial element of bioprocessing.

For antibody therapeutics, a key requirement is that monoclonal production cell lines not only produce high titers of antibody but with acceptable Critical Quality Attributes, or CQAs. The extracellular media properties can greatly impact both the titer and the CQAs of the produced antibody. Likewise, for cell and gene therapeutics, management of the complex mammalian cell culture system and measurement and control of the extracellular environment is crucial. Historically, bioprocessing has been focused on large-scale batched production of monoclonal antibodies, or mAbs, using genetically stable clones, whose production has largely been optimized over many years of refinement. Today, newer advanced modalities, like cell and gene therapies, are fueling growth in the market while introducing variability of input materials (e.g., patient or donor cells, transient transfected cell lines), higher cost of goods sold, and the necessity for small-batched production – driven by smaller patient populations and the need to scale out. This change is driving manufacturers toward increased monitoring and optimization at a level of intensity beyond what is seen historically.

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

Our product development roadmap for the Rebel platform includes the extension of current capabilities and move to an online and, ultimately, a real-time “bioreactor brain”. In process development today, smaller scale bioreactors are outfitted with a variety of disconnected multi-party simple sensors and controllers. With the increasing trend toward highly parallelized systems with many small-scale bioreactors running simultaneously, manual sampling becomes a significant bottleneck. The roadmap expansion of Rebel’s analyte panel to address core culture kinetics (e.g., glucose, lactate, ammonium, pH, dissolved oxygen) and attributes like cell count, and viable cell density means that this future online Rebel system could have a uniquely comprehensive assessment of the present state and trajectory of the extracellular environment. Historical data profiles across parallel bioreactors and designed experiments form an excellent basis for machine learning and multivariable predictive control to optimize experimental variables to maximize yield, minimize risk of loss, and improve kinetics – the “bioreactor brain”. An outsize portion of this opportunity is driven by testing in autologous cell therapies and is commensurate with the total expected cell batches produced.

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

Customers

We sell our products worldwide through an experienced direct sales force as well as through domestic and international channel distribution partners. Representative organizations using our products in each of our primary markets are as follows:

Pharma/Biotech:

•	Biogen Inc.	•	Pfizer Inc.
•	Bristol-Myers Squibb Co.	•	Sanofi S.A.
•	C.H. Boehringer Sohn AG & Ko. KG	•	Takeda Pharmaceutical Company Limited
•	GlaxoSmithKline plc	•	Teva Pharmaceutical Industries
•	Medicines Discovery Catapult	•	Transcenta Holding Limited
•	Novartis International AG	•	WuXi AppTec

Government:

•	Federal Emergency Management Agency Center for Domestic Preparedness	•	United States Department of Homeland Security
•	The National Institute for BioProcessing Research and Training	•	U.S. Centers for Disease Control and Prevention
•	The National Institute for Innovation in Manufacturing Biopharmaceuticals	•	U.S. Food and Drug Administration United States
•	United States Army	•	United States Marine Corps

Academia:

•	Clemson University	•	North Carolina State University
•	Dana-Farber Cancer Institute	•	Stanford University
•	Duke University	•	University of Kentucky
•	Johns Hopkins University	•	The Ohio State University

We are always looking for new opportunities to engage directly with our customers. To that end, in September 2021, we hosted our first integrated user meeting, Critical MASS 2021, which covered the full breadth of our product platforms and their applications. This event brought more than 150 attendees together, both virtually and in person, to hear our customers share their success using our handheld and desktop devices to democratize access to mass spectrometry. These customer talks spanned the breadth of our customer base: from pharma – with Amgen, Merck, AstraZeneca and Sartorius – to top research institutions – with Johns Hopkins University and Dana Farber Cancer Institute – to government agencies – with the USDA, Maine Drug Enforcement Agency and the Quincy Police Department. The executive director of product integrity at Merck was the keynote speaker for the event and discussed the critical role forensic testing plays in criminal enforcement against counterfeit drugs.

It was inspiring to hear the impact our technology is having across a range of topics, from bioprocess monitoring to identification of counterfeit pharmaceuticals to high-throughput drug discovery. And, perhaps even most importantly, the event gave our customers the opportunity to engage in discussion together – not only to share their experiences but also to increase awareness and educate each other on the value of our technology across these different application areas.

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

Devices

The MX908, Rebel and ZipChip Interface are manufactured, tested and shipped from our Boston facility. Several custom components are fabricated by third party suppliers, including printed circuit boards and cables, and metal and plastic mechanical components. The assembly of technology-sensitive components such as our proprietary vacuum pumps and ion trap/ionization module is completed in-house.

Currently, our Boston manufacturing facility is capable of supporting the production of approximately 2,000 MX908, Rebel and ZipChip Interface units combined per year. When our annual sales exceed 2,000 units, we expect that we would need to either expand our in-house production operations, or transfer some or all aspects of assembly to contract manufacturers, to accommodate larger run-rates. We believe there are numerous domestic and international contract manufacturers that could be qualified to produce the MX908, Rebel and/or ZipChip Interface when third party demand for our products outpace our current manufacturing capacity. The autosampler subassembly of the Rebel is supplied by a single supplier, Spark Holland B.V.

Volume manufacturing of the ZipChip Interface had been previously outsourced to Columbia Tech, an ISO 9001 wholly-owned subsidiary of Coghlin Companies, Inc., through September 30, 2021. Our Boston facility can and has manufactured ZipChip Interfaces, and upon review of our and Columbia Tech’s manufacturing processes, we transitioned manufacturing of the ZipChip Interface back to our Boston facility beginning in the fourth quarter of 2021. The final testing and shipment of ZipChip Interfaces has been and will continue to be completed from our Boston facility. Additionally, we maintain resources to handle all warranty and service of our installed base.

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

Sales and Marketing

We distribute our devices and consumables via direct field sales and support organizations located in North America and through a combination of our own sales force and more than 35 third party distributors in domestic and international markets which include Australia, Canada, China, Czech Republic, Germany, Japan, Singapore, Turkey, and the United Kingdom. In North America, we use distribution partners to provide our products to end customers where a contract vehicle is required. Since the commercial launch of our first handheld, the installed base of our devices has grown to more than 1,900 devices across 42 countries.

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

As of December 31, 2021, we had 58 people employed in sales, sales support and marketing. This staff is primarily located in the United States and we have recently hired internationally, using a professional employment organization, to support our sales and applications efforts. We intend to significantly expand our sales, support, and marketing efforts in regions with a concentrated life sciences presence, including large pharmaceutical and biopharma companies. For example, we plan to establish a direct sales footprint in Europe, and to develop a distribution and support network in China. Additionally, we believe that there is significant opportunity in other Asia-Pacific countries such as India and South Korea as well as other areas such as Australia and South America. We plan to expand into these regions via initial penetration with distributors and then subsequent support with direct sales and support personnel.

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

Service and Support

We offer warranty and extended warranty service plans, as well as on-site training, in order to improve customer adoption of our products. Support under warranty and extended service contracts include the following:

●	Technical support. Customers can call a hot-line number 24 hours per day, 365 days per year for support on issues ranging from questions on proper usage of the device, to assistance in interpretation of chemical spectra to ensure the device is working as intended. We refer to this support as our Reachback program.
●	Software updates and library updates. We periodically release updates to the embedded software in our products. These updates will ensure the ongoing functionality of our products and repair defects in the software. We also release updates and additions to our library of spectral images enabling identification of additional chemicals.
●	Warranty. Our MX908 and ZipChip Interface devices are covered under a return-to-factory warranty model for repairs. Depending on availability, loaner units are made available to minimize downtime with our customers.

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

As of December 31, 2021, we had 56 full-time employees dedicated to research and development. Of these, approximately 40% have advanced degrees in engineering or the sciences. We have made substantial investments in product and technology development since our inception. Research and development expense totaled $13.1 million in the year ended December 31, 2021. We expect our research and development expense to increase significantly for the foreseeable future as we enhance our existing products, develop new products for our current markets and introduce new products in new markets.

We consider the holistic nature of our internal product development teams critical to our products’ success. Accordingly, our research and development team possesses functional expertise in critical areas such as:

●	chemistry, biochemistry, physics of Mass Spec and separations and sample processing;

●	embedded, desktop and mobile software engineering;
●	machine learning, high-speed digital signal processing, multivariate statistical learning, algorithms and decision theory;
●	user experience design and user interface design;
●	mechanical engineering and industrial design;
●	analog, digital and mixed signal electronics engineering;
●	ultra-efficient pumping and pneumatics engineering; and
●	microfluidic design, and volume fabrication at the micro- and meso-scale.

The majority of our research and development operations are conducted in our Boston facility. We also conduct additional research and development operations out of a second facility in Chapel Hill (approximately 2,000 square feet), North Carolina to support assay development for Rebel and ZipChip.

Our R&D and marketing teams also receive input from two Scientific Advisory Boards (SAB) implemented in 2021, one SAB board with deep expertise in bioprocess development, and cell and gene therapy processes and production, and the other SAB board made up of thought leaders in proteomics who will be invaluable to the continued advancement of our platform mass spec and microfluidic technology and its application to contemporary problems in proteomics-oriented life science research.

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

We expect the markets for our products to remain highly competitive and dynamic and to reflect rapid technological evolution and continually evolving customer requirements. Our ability to compete successfully will depend on a number of factors including our ability to:

●	offer differentiated point-of-need Mass Spec devices;
●	translate market requirements into an engineering roadmap of new software and hardware features to remain competitive;
●	demonstrate the value of employing our products at the point-of-need through accelerated workflows; and
●	provide pro-active support and service that delights our customers.

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

As of December 31, 2021, our owned patent assets included approximately 15 U.S. patents, one pending U.S. patent application, 15 foreign patents and five pending foreign patent applications in various foreign jurisdictions, including Australia, Canada, China, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore and Taiwan. The subject matter covered by our owned patent assets includes core aspects of compact Mass Spec technology, a design for a handheld Mass Spec device, a design for a modular Mass Spec chamber, patents for multiple ionization modes and adaptive pressure operation within survey period, the determination of preferred ionization mode, adaptive resolution control, adaptive operation to reduce power consumption, and the detection of positive and negative ions.

As of December 31, 2021, our in-licensed patent assets included approximately 31 U.S. patents, two pending U.S. patent applications, 18 foreign patents, and five pending foreign patent applications. The subject matter covered by our in-licensed patent assets includes a microfabricated ionization source and a microfabricated ionizer chip, microscale Mass Spec systems, devices and related methods, a miniature charged particle trap with an elongated trapping region for Mass Spec, high pressure Mass Spec signal enhancement by means of convective transport, electrospray ionization interface to high pressure Mass Spec, a method of sample injection for chemical separations in microfluidic devices, integrated sample processing for electrospray ionization devices, and microchips with integrated multiple electrospray ionization emitters and related methods, systems and devices. Excluding any patent term extension, the currently issued 908 Devices-owned patents are expected to expire between 2032 to 2038. The currently issued in-licensed patents are expected to expire from 2022 to 2039. We do not expect any of the in-licensed patents that are set to expire in 2022 to have a material effect on our business as those patents relate to a prior design for the ion trap and we have since in-licensed new patents covering the current design.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2021, we owned eight registered trademarks in the United States, nine registered foreign trademarks, and one U.S. pending trademark application. Our registered trademarks and pending trademark applications include trademarks for 908 Devices, Rebel, MX908, and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

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

The UTB Agreements will continue until the expiration of the last to expire patent or last to be abandoned patent application that is licensed to us, unless terminated earlier in accordance with the terms of the UTB Agreements, which we currently expect will be in 2025. We may terminate the UTB Agreements by providing advance written notice of 60 days as specified in the UTB Agreements. UTB may terminate the UTB Agreements if we violate or fail to perform any terms of the UTB Agreements and we fail to cure such violation or failure within 90 days of notice thereof from UTB. Additionally, if we challenge the validity or enforceability of any of the licensed patents, the UTB Agreements will automatically terminate.

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

The UNC Agreement will continue until the expiration of the last to expire patent or last to be abandoned patent application that is licensed to us, unless terminated earlier in accordance with the terms of the UNC Agreements. There are current patent applications pending under the UNC Agreements so we expect the UNC Agreements will continue through at least 2039. We may terminate the UNC Agreements by providing advance written notice of 60 days as specified therein. UNC may terminate the UNC Agreements if we violate or fail to perform any terms of the UNC Agreements and we fail to cure such violation or failure within 90 days of notice thereof from UNC.

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

Human Capital

As of December 31, 2021, we had 177 full-time employees, of which 58 work in sales, sales support and marketing, 56 work in engineering and research and development, 40 work in manufacturing, operations and service and 23 work in general and administrative. As of December 31, 2021, a substantial majority of our employees were located in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The health and safety of our employees, customers and communities are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce including but not limited to, at various times during the pandemic, working remotely, enforcing vaccine and masking requirements, conducting weekly testing, and implementing social distancing and contact tracing protocols consistent with guidelines issued by federal, state, and local law.

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

On November 15, 2021, we completed an underwritten public offering, pursuant to which we issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share. We received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

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

We are also a “smaller reporting company,” as defined in Regulation S-K. We may continue to be a smaller reporting company if either (i) market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 1A. Risk Factors.

An investment in our common stock involves risks. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

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

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all of our key markets. During 2021, our distributors accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large distributors, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of distributors.

We have a direct sales force of 25 employees and we intend to increase the size and reach of our sales team in the future, particularly those focused on the life sciences market. Competition for employees capable of selling expensive instruments within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

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

Additionally, the COVID-19 pandemic has impacted, and may continue to impact, our headquarters, which is our primary corporate office, sales and marketing center and manufacturing location, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees who work in clusters relating to critical functions such as manufacturing, procurement, supply chain, and research and development, test positive for COVID-19, the entire business function could be temporarily shut down to ensure the safety of our employees and the effectiveness of business would be severely impacted. Additionally, in light of resurgences of COVID-19 infection rates and the emergence of new variants, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, we do not know what impact the proposed Federal vaccine mandates for federal contractors and companies with more than 100 employees, both of which would be applicable to us if allowed to be implemented, or other past and future government actions and responsive measures may have on employee retention and our ability to conduct our business.

Furthermore, as a result of the COVID-19 pandemic, we initially required all employees who were able to do so to work remotely on a full-time or partial basis. While many of our employees have been able to return to working at our headquarters, we continue to have remote work arrangements which may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, including with respect to the collection of proof of vaccine status, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

Labor shortages could adversely affect our results of operations.

In 2021, many companies experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

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

In 2021, a majority of our product and service revenue was derived from sales of our handheld products, mainly the MX908. Today, this market consists primarily of first responders, firefighters, local, state and federal law enforcement, as well as military, customs and homeland security customers. Continued market acceptance of the products we sell to these organizations is critical to our future success, and the adoption of our products by these organizations worldwide is a key part of our growth strategy. If market demand for our MX908 product declines, if our products fail to maintain or achieve greater market acceptance, or if we fail to execute on our sales and customer service efforts in the field forensics market, we will not be able to grow our revenue sufficiently to achieve or maintain profitability.

We also derive a significant and growing portion of our revenue from our desktop devices, primarily in the life science market, specifically the antibody therapeutics, cell and gene therapy and synthetic biology markets, including sales to biopharmaceutical companies and research institutions. We recently introduced our Rebel product line and our future success will partially depend on our ability to successfully commercialize this product line. The life sciences scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research.

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

We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including, but not limited, to natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition to traditional computer hackers, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are meaningfully compromised as a result of third party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems (and those of our vendors and partners) are potentially vulnerable to data security breaches, whether by internal bad actors (e.g., employees) or external bad actors (attacks of which are becoming increasingly sophisticated, including social engineering and phishing scams), which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

Since the shares were sold in our initial public offering in December 2020 at a price of $20.00 per share, the price per share of our common stock has experienced significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control, include:

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, a significant portion of our outstanding common stock. As a result, these stockholders, if they act together and/or in coordination with other affiliates, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also filed a registration statement on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under such registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are incurring significant increased costs to implement and maintain an effective system of internal controls, and our management is required to devote substantial time to public company compliance initiatives. If we are unable to absorb these increased costs or maintain management focus on development and sales of our product offerings and services, we may not be able to achieve our business plan.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, after we are no longer an “emerging growth company,” our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts, including hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and beginning with this Annual Report on Form 10-K, we are required to provide our annual management assessment of our internal control over financial reporting pursuant to Section 404. As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarter is located in Boston, Massachusetts, where we lease and occupy approximately 37,500 square feet of space for office, research and development laboratories, assembly, high tech manufacturing and light manufacturing uses. The lease for this facility expires on October 7, 2025. We have an office located in Chapel Hill, North Carolina that is approximately 2,000 square feet and supports assay development for Rebel and ZipChip. The lease for this facility expires on November 30, 2022. We also operated additional remote offices in Campbell, California and Pittsburgh, Pennsylvania, which occupy a total of approximately 1,800 square feet. We believe that our current and expected facilities meet our current and future anticipated needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 4, 2022, there were approximately 28 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

We did not issue or grant any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

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

Item 6. Reserved.

Not applicable.

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

Since inception, we have focused substantially all of our resources on designing, developing and building our proprietary Mass Spec platform and associated technologies, supporting software improvements and data analysis, organizing and staffing our company, planning our business, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements and, more recently, with the proceeds from two public equity offerings. On December 22, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,475,000 shares of common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering costs. On November 15, 2021, we completed an underwritten public offering, pursuant to which we issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share. We received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $42.2 million and $26.9 million for the years ended December 31, 2021 and 2020, respectively, and incurred net losses of $22.2 million and $12.8 million for those same years. As of December 31, 2021, we had an accumulated deficit of $100.6 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

In 2021, we saw an increase in desktop customer activity in the lab and customers enabling on site installations and trainings. However, we continued to experience extended lead times on our supply chain and limitations on travel, among other disruptions we experienced in 2020. The ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, the precautionary measures that we adopt, and/or the need to dedicate additional resources to obtain alternate suppliers and implement design or manufacturing changes to utilize such alternate products, may continue to create operational and other challenges.

We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. For example, in 2021, we recorded an increase to our allowance for doubtful accounts of $1.7 million for a customer in the Middle East where due to the credit and economic conditions, including the impact of COVID-19, we determined that it is probable that collection will not occur. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations. While we maintain an inventory of finished products and raw materials used in our products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains or commercial operations, or if demand for our products or our customers’ ability to make payments is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 19% and 14% of total product and service revenue for the years ended December 31, 2021 and 2020, respectively.

Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Revenue from the sales of consumables will vary by type of device. We expect that recurring revenue as a percentage of the original device price to be higher for our desktop devices (Rebel and ZipChip Interface) than for our handheld device (MX908). While we sell single-use swab samplers for MX908 to be used in liquid and solid materials analysis, there are a number of other applications that the MX908 can be used for that do not require consumables. Rebel and ZipChip Interface require consumables kits for all areas of operations. Currently, Rebel customers, who are actively utilizing the device, are consuming on average one 200-sample kit per month; however, Rebel is a new product and purchasing patterns related to our consumables kits are evolving. We expect that the number of kits sold per month will vary over the short term. In time, we expect Rebel consumables kits sales to become more consistent as our installed base grows and our customers establish usage patterns. At maximum potential capacity, with continuous operation, the Rebel can consume approximately one 200-sample kit per day.

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

During the years ended December 31, 2021 and 2020, our product placements (units recognized as revenue) by device type were as follows:

	Year Ended December 31,
	2021	2020
Product Placements:
MX908	492	331
Rebel	54	33
ZipChip Interface	28	26
Total Product Placements	574	390

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We also have been impacted by laboratory shutdowns related to COVID-19, especially with our ZipChip Interface device. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	December 31,
	2021	2020
Cumulative Product Placements:
MX908	1,650	1,158
Rebel	100	46
ZipChip Interface	185	157
Cumulative Product Placements	1,935	1,361

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 81% and 86% of our product and service revenue for the years ended December 31, 2021 and 2020, respectively. Consumables and service revenue accounted for 19% and 14% of our product and service revenue for the years ended December 31, 2021 and 2020, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, our revenue was comprised of revenue from the following sources:

	Year Ended December 31,
	2021	2020

	(in thousands)
Product and service revenue:
Device sales revenue	$33,287	$21,269
Consumables and service revenue	7,821	3,487
Total product and service revenue	41,108	24,756
License and contract revenue	1,098	2,138
Total revenue	$42,206	$26,894

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Product and Service Revenue by Device:
Handheld	$29,160	$17,613
Desktop	11,948	7,143
Total product and service revenue	$41,108	$24,756

	Year Ended December 31,
	2021	2020

	(in thousands)
Product and Service Revenue by Market:
Government	$29,755	$17,382
Pharmaceutical/Biotechnology	11,264	7,096
Academia	89	278
Total product and service revenue	$41,108	$24,756

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

Gross profit is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, our cost structure for manufacturing operations relative to volume, and product warranty obligations. Our gross profit in future periods will vary based upon our channel mix and may decrease based upon our distribution channels and the potential to establish original equipment manufacturing channels for certain components of our technology platform which would have a lower gross margin.

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

Provision for Income Taxes

We have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $80.4 million and $52.3 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $46.0 million of federal net operating losses do not expire. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $4.8 million and $2.7 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

Comparison of the Years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change

	(in thousands)
Revenue:
Product and service revenue	$41,108	$24,756	$16,352
License and contract revenue	1,098	2,138	(1,040)
Total revenue	42,206	26,894	15,312
Cost of revenue:
Product and service cost of revenue	18,654	11,114	7,540
License and contract cost of revenue	319	857	(538)
Total cost of revenue	18,973	11,971	7,002
Gross profit	23,233	14,923	8,310
Operating expenses:
Research and development	13,067	8,235	4,832
Selling, general and administrative	32,235	12,503	19,732
Total operating expenses	45,302	20,738	24,564
Loss from operations	(22,069)	(5,815)	(16,254)
Other income (expense):
Interest expense	(486)	(976)	490
Other income (expense), net	386	(6,028)	6,414
Total other expense, net	(100)	(7,004)	6,904
Net loss	$(22,169)	$(12,819)	$(9,350)

Revenue, Cost of revenue and Gross profit

Product and service

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Product and service revenue	$41,108	$24,756	$16,352	66%
Product and service cost of revenue	18,654	11,114	7,540	68%
Gross profit	$22,454	$13,642	$8,812	65%
Gross profit margin	55%	55%	—%

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Device sales revenue	$33,287	$21,269	$12,018	57%
Consumables and service revenue	7,821	3,487	4,334	124%
Total product and service revenue	$41,108	$24,756	$16,352	66%

Product and service revenue increased by $16.4 million, or 66%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Device sales accounted for 81% and 86% of our product and service revenue for the years ended December 31, 2021 and 2020, respectively. Consumables and service revenue accounted for 19% and 14% of our product and service revenue for the years ended December 31, 2021 and 2020, respectively. The increase in device sales of $12.0 million was primarily due to an increase of $9.0 million in handheld device sales driven by a 161 unit increase in MX908 devices sold, primarily related to sales to United States government customers in the year ended December 31, 2021. We also had a $3.0 million increase in device sales related to our desktop products primarily due to a 21 unit increase in Rebel sales in the year ended December 31, 2021. We increased our Rebel customer base with multi-unit accounts to fifteen as of December 31, 2021 from six as of December 31, 2020. Consumables and service revenue increased by $4.3 million due to an increase in service revenue of $2.0 million, a $1.2 million increase in desktop consumables, mainly from Rebel kit sales and an increase of $1.1 million from handheld accessories and consumables, primarily related to the launch of the Aero module in 2021.

Product and service cost of revenue increased by $7.5 million, or 68%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in product and service cost of revenue was primarily related to the increased material costs related to the higher product volume from devices and consumables shipped but is also due to a $1.8 million increase in personnel related costs, a $0.6 million increase in facility related costs and a $0.3 million increase in travel expenses as we build out the capacity within operations and service resources.

Product and service gross profit increased by $8.8 million, or 65%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the increase in devices and consumable sales volume, offset in part by investments in our service resources of $0.4 million to support our growing installed base and increases in manufacturing infrastructure. Gross profit margin was relatively unchanged at 55% for the years ended December 31, 2021 and 2020.

License and contract

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
License and contract revenue	$1,098	$2,138	$(1,040)	(49)%
License and contract cost of revenue	319	857	(538)	(63)%
Gross profit	$779	$1,281	$(502)	(39)%
Gross profit margin	71%	60%	11%

License and contract revenue decreased by $1.0 million, or 49%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in license and contract revenue was primarily related to decreased activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract resulting in $0.9 million lower contract revenue in the year ended December 31, 2021 compared to the year ended December 31, 2020.

License and contract cost of revenue decreased $0.5 million, or 63% for the year ended December 31, 2021, compared to the year ended December 31, 2020 due to the decrease in activities under the subcontract agreement and the mix within the subcontract where the year ended December 31, 2020 had higher material costs within the contract deliverables.

License and contract gross profit decreased by $0.5 million, or 39%, and gross profit margin decreased by 11 percentage points for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the mix in contract deliverables, including a higher mix of materials during the year ended December 31, 2020, which resulted in a lower gross profit margin.

Operating Expenses

Research and development

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development expenses	$13,067	$8,235	$4,832	59%
Percentage of total revenue	31%	31%

Our research and development expenses were $13.1 million for the year ended December 31, 2021, an increase of $4.8 million from research and development expenses of $8.2 million for the year ended December 31, 2020. The increase was due primarily to a $2.6 million increase in personnel costs due to increased headcount, a $0.8 million increase related to facility allocations due to the increase in headcount and additional costs incurred related to workforce safety during the COVID-19 pandemic in the year ended December 31, 2021, a $0.6 million increase in materials and consulting spend related to product enhancement initiatives for our MX908 and Rebel and a $0.4 million shift in resources focused on internal research and development activities rather than funded contract development.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$32,235	$12,503	$19,732	158%
Percentage of total revenue	76%	46%

Our selling, general and administrative expenses were $32.2 million for the year ended December 31, 2021, an increase of $19.7 million from selling, general and administrative expenses of $12.5 million for the year ended December 31, 2020. The increase was due primarily to a $10.0 million increase in salaries from growing headcount, as well as an increase in commissions and bonus expense, recruiting fees and stock-based compensation. The increase was also due to a $1.7 million charge related to our allowance for bad debts for a customer in the Middle East, where due to the credit and economic conditions, including the impact of COVID-19, the Company had determined during the second quarter of 2021 that it was probable that collection will not occur, and recorded the expense. The remaining $8.0 million increase during the year ended December 31, 2021 was due primarily to a $2.5 million increase in insurance, a $2.4 million increase in consulting and related fees, a $1.3 million increase related to marketing activities, a $0.7 million increase in travel expenses, a $0.3 million increase in audit and legal fees, and a $0.8 million increase related to all other selling, general and administrative expenses.

Other Income (Expense)

Interest expense

Interest expense was $0.5 million for the year ended December 31, 2021, a decrease of $0.5 million from interest expense of $1.0 million for the year ended December 31, 2020. Interest expense decreased in 2021 as a result of the 2021 Revolver that was signed in March 2021 and the reduced borrowings within the quarters of 2021. This decrease was offset in part by a loss on extinguishment of debt of $0.2 million that was incurred in 2021.

Other income (expense), net

Other income (expense), net increased $6.4 million, primarily due to a $6.1 million expense related to the change in the fair value of our preferred stock warrant liability during the year ended December 31, 2020. The decrease in fair value of the warrant liability during the year ended December 31, 2020 was due to the increase in the value of the underlying shares from January 1, 2020 through December 22, 2020, the date of the conversion of the warrants.

On December 22, 2020, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other income (expense), net also included interest income of $0.5 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest income in the year ended 2021 is due to the proceeds from the IPO in December 2020 and the follow on offering in November 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and, most recently, with proceeds from our underwritten public offering in November 2021. As of December 31, 2021, we had cash and cash equivalents of $224.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market uptake of our products and growth into new and existing markets:
●	the cost of our research and development efforts to expand the applications of our current devices and to create enhanced products with our platform of technologies;
●	the cost of expanding our commercial operations, including distribution capabilities, and accelerating planned investments, such as hiring additional support, service, and sales management in Europe, Asia Pacific and Latin America, bolstering our infrastructure in these regions;
●	the cost of acquiring complementary businesses, products, services or technologies, when and if required;
●	the success of our existing collaborations and our ability to enter additional collaborations in the future;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

As of December 31, 2020, we had a Loan and Security Agreement entered in August 2019, or the 2019 Loan, with Signature Bank, or the Lender. The 2019 Loan provided for up to $15.0 million in borrowings, of which the entire $15.0 million was borrowed in 2019. The 2019 Loan called for monthly interest-only payments through February 28, 2021, followed by 30 monthly payments of principal and interest commencing March 1, 2021. The 2019 Loan was scheduled to mature on August 1, 2023 and bore interest at an annual rate equal to the greater of (i) 0.5% plus the Wall Street Journal prime rate, or (ii) 6.0%. The 2019 Loan was secured by a lien on our assets. The 2019 Loan included financial covenants and required us to maintain a balance of unrestricted cash at the Lender in an amount not less than $3.0 million. The 2019 Loan also contained negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granted in a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments and certain other business transactions. As of December 31, 2020, we were in compliance with all covenants under the 2019 Loan.

On March 11, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the 2021 Revolver, with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of our property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to us. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of December 31, 2021, we were in compliance with all covenants under the 2021 Revolver.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, we used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. As of December 31, 2021, we have $10.0 million availability at the revolving line of credit.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020

	(in thousands)
Cash provided by (used in) operating activities	$(29,082)	$4,131
Cash used in investing activities	(737)	(9)
Cash provided by financing activities	94,725	137,192
Net increase in cash, cash equivalents and restricted cash	$64,906	$141,314

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $29.1 million, primarily consisting of net cash used in changes in our operating assets and liabilities of $12.4 million and our net loss of $22.2 million, partially offset by $5.5 million in non-cash charges which include a $2.5 million stock-based compensation expense and a $1.7 million provision for doubtful accounts. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of an increase in account receivable of $11.3 million and an increase in inventory of $4.5 million and an increase in prepaid expenses and other current assets of $4.1 million, partially offset by a $5.4 million increase in deferred revenue and a $2.8 million increase in account payable and accrued expenses.

During the year ended December 31, 2020, net cash provided by operating activities was $4.1 million, primarily consisting of net cash provided by changes in our operating assets and liabilities of $10.0 million and non-cash charges of $6.9 million, partially offset by our net loss of $12.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of an increase in deferred revenue of $9.6 million and an increase in accounts payable and accrued expenses of $2.0 million, partially offset by a $1.8 million increase in accounts receivable.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $0.7 million, due to purchases of laboratory and demonstration equipment.

During the year ended December 31, 2020, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2021, was $94.7 million, consisting primarily of proceeds of $94.8 million from the issuance of common stock in an underwritten public offering that closed in November 2021, partially offset by $0.8 million payments of offering costs related to our public offering. We also received net proceeds from borrowings under the 2021 Revolver of $15.0 million. We used proceeds of $14.5 million from the revolving line of credit to repay our previously outstanding borrowings under our loan and security agreement. Prior to repayment of our loan and security agreement, we had made principal payments of $0.5 million.

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

Contractual Obligations

We have operating lease obligations for office space and certain equipment, which have remaining lease terms ranging from less than one year to approximately four years. The total future minimum payments under such leases are $7.0 million as of December 31, 2021.

At times, we have purchase orders or contracts for the purchase of supplies and other goods and services. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons.

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

For a contract with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available we may use third party pricing for similar products or services or estimate the standalone selling price, which is set by management. Allocation of the transaction price is determined at the contract’s inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

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

Stock-Based Compensation

We measure stock-based option awards granted to employees, consultants and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur.

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

Item 8. Financial Statements and Supplementary Data.

908 DEVICES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 908 Devices Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 908 Devices Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers, LLP

Boston, Massachusetts

March 11, 2022

We have served as the Company's auditor since 2013.

908 DEVICES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$224,073	$159,227
Accounts receivable, net of allowance for doubtful accounts of $1,750 and $25, respectively	16,375	6,825
Inventory	7,918	4,568
Prepaid expenses and other current assets	4,527	347
Total current assets	252,893	170,967
Operating lease, right-of-use assets	5,182	6,287
Property and equipment, net	1,603	850
Other long-term assets	1,228	723
Total assets	$260,906	$178,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,371	$1,004
Accrued expenses	6,961	5,038
Deferred revenue	5,160	3,104
Operating lease liabilities	1,344	1,187
Current portion of long-term debt	—	500
Total current liabilities	14,836	10,833
Long-term debt, net of discount and current portion	15,000	14,332
Operating lease liabilities, net of current portion	4,508	5,839
Deferred revenue, net of current portion	11,958	8,588
Other long-term liabilities	—	194
Total liabilities	46,302	39,786
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,077,004 shares and 27,273,095 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	31	27
Additional paid-in capital	315,210	217,482
Accumulated deficit	(100,637)	(78,468)
Total stockholders' equity	214,604	139,041
Total liabilities and stockholders' equity	$260,906	$178,827

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Product and service revenue	$41,108	$24,756
License and contract revenue	1,098	2,138
Total revenue	42,206	26,894
Cost of revenue:
Product and service cost of revenue	18,654	11,114
License and contract cost of revenue	319	857
Total cost of revenue	18,973	11,971
Gross profit	23,233	14,923
Operating expenses:
Research and development	13,067	8,235
Selling, general and administrative	32,235	12,503
Total operating expenses	45,302	20,738
Loss from operations	(22,069)	(5,815)
Other income (expense):
Interest expense	(486)	(976)
Other income (expense), net	386	(6,028)
Total other expense, net	(100)	(7,004)
Net loss and comprehensive loss	(22,169)	(12,819)
Accretion of redeemable convertible preferred stock to redemption value	—	(90)
Net loss attributable to common stockholders	$(22,169)	$(12,909)
Net loss per share attributable to common stockholders	$(0.79)	$(2.35)
Weighted average common shares outstanding	27,957,904	5,485,032

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	23,905,267	$71,017	4,990,702	$5	$2,476	$(65,649)	$(63,168)
Accretion of redeemable convertible preferred stock to redemption value	—	90	—	—	(90)	—	(90)
Conversion of preferred stock to common stock upon initial public offering	(23,905,267)	(71,107)	14,691,929	15	71,092	—	71,107
Issuance of common stock upon initial public offering, net of issuance costs of $2,472	—	—	7,475,000	7	136,556	—	136,563
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	—	6,870	—	6,870
Issuance of common stock upon exercise of common stock warrants	—	—	55,994	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	59,470	—	53	—	53
Stock-based compensation expense	—	—	—	—	525	—	525
Net loss	—	—	—	—	—	(12,819)	(12,819)
Balances at December 31, 2020	—	—	27,273,095	27	217,482	(78,468)	139,041
Issuance of common stock upon exercise of stock options	—	—	653,735	1	851	—	852
Issuance of common stock, net of issuance costs of $ 376	—	—	3,150,000	3	94,373	—	94,376
Stock-based compensation expense	—	—	—	—	2,504	—	2,504
Vesting of restricted stock units	—	—	174	—	—	—	—
Net loss	—	—	—	—	—	(22,169)	(22,169)
Balances at December 31, 2021	—	$—	31,077,004	$31	$315,210	$(100,637)	$214,604

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,169)	$(12,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	925	831
Stock-based compensation expense	2,504	525
Change in fair value of preferred stock warrant liability	—	6,142
Change in fair value of commercial services agreement liability – related party	—	(750)
Noncash interest expense and loss on extinguishment of debt	178	63
Provision for inventory obsolescence	191	—
Provision for doubtful accounts	1,725	100
Changes in operating assets and liabilities:
Accounts receivable, net	(11,275)	(1,820)
Inventory	(4,481)	223
Prepaid expenses and other current assets	(4,120)	78
Other long-term assets	(476)	(212)
Accounts payable and accrued expenses	2,753	1,980
Deferred revenue	5,426	9,631
Right-of-use operating lease assets	1,121	1,050
Operating lease liabilities	(1,190)	(1,085)
Other long-term liabilities	(194)	194
Net cash provided by (used in) operating activities	(29,082)	4,131
Cash flows from investing activities:
Purchases of property and equipment	(737)	(9)
Net cash used in investing activities	(737)	(9)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	94,752	139,035
Payments of public offering costs	(840)	(1,896)
Proceeds from issuance of common stock upon option exercise	852	53
Proceeds from borrowings on revolving line of credit	30,000	—
Repayment of borrowings on revolving line of credit	(15,000)	—
Repayment of notes payable	(15,000)	—
Payments of debt issuance costs	(39)	—
Proceeds from Paycheck Protection Program loan	—	2,202
Repayment of Paycheck Protection Program loan	—	(2,202)
Net cash provided by financing activities	94,725	137,192
Net increase in cash, cash equivalents and restricted cash	64,906	141,314
Cash, cash equivalents and restricted cash at beginning of period	159,227	17,913
Cash, cash equivalents and restricted cash at end of period	$224,133	$159,227
Supplemental disclosure of noncash investing and financing information:
Public offering costs included in accounts payable and accrued expenses	$112	$576
Transfers of inventory to property and equipment	$940	$346
Accretion of redeemable convertible preferred stock to redemption value	$—	$90
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$71,107
Reclassification of warrant liability to equity upon initial public offering	$—	$6,870
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$224,073	$159,227
Restricted cash included in prepaid expenses and other current assets	60	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$224,133	$159,227
Supplemental disclosure of cash flow information:
Cash paid for interest	$366	$913

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

While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. An additional potential impact to the Company’s business is the negative impact to the Company’s customers’ and potential customer’s inability to make investments and timely payments for purchased products as a result of allocating resources to address COVID-19 issues.

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

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share. The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $22.2 million and $12.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $100.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 11, 2022, the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory and the valuation of common stock and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 11, 2022, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. One customer represented 43% and 33% of total revenue, respectively, for the year ended December 31, 2021 and 2020. As of December 31, 2021, two customers accounted for 63% and 11% of gross accounts receivable. As of December 31, 2020, three customers accounted for 27%, 11% and 11%, respectively, of gross accounts receivable.

The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of December 31, 2021, the gross accounts receivable balance from these countries amounted to $3.0 million, of which $1.7 million is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

Accounts Receivable, net

Accounts receivable are presented net of a provision for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. An allowance for doubtful accounts is established when it is probable a credit loss has been incurred based on historical collection information, a review of major customer accounts receivable balances and an assessment of current economic conditions. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. During the year ended December 31, 2021, the Company deemed certain receivables from a customer in the Middle East uncollectible due to credit and economic conditions, including the impact of COVID-19, and recorded a provision for bad debts of $1.7 million. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts were $1.8 million and less than $0.1 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist of operating lease right-of-use assets and property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s products. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2021 and 2020.

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

For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available the Company may use third party pricing for similar products or services or estimate the standalone selling price, which is set by management. Allocation of the transaction price is determined at the contract’s inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of December 31, 2021 or 2020.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Year Ended December 31,
	2021	2020
Balances at beginning of period	$8,938	$1,509
Recognition of revenue included in balance at beginning of the period	(2,363)	(666)
Other adjustments	(110)	—
Revenue deferred during the period, net of revenue recognized	8,056	8,095
Balances at end of period	$14,521	$8,938

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred revenue expected to be recognized in:
One year or less	$5,063	$2,850
One to two years	3,731	1,934
Three years and beyond	5,727	4,154
	$14,521	$8,938

As of December 31, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $7.6 million related to product and service agreements entered prior to year end, which the Company expects to recognize through 2024.

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

Under the typical payment terms of U.S. government fixed-price contracts, the customer pays in accordance with the terms of the specific agreement, but generally through progress payments. If these progress payments are made in advance, these payments are recorded as a contract liability, classified as deferred revenue within the accompanying consolidated balance sheet, until the Company provides the underlying services. For U.S. government cost-type contracts, the customer generally pays for actual costs incurred within a short period of time. For contracts with commercial partners, payments are made in accordance with the terms of the specific agreement. For agreements which call for milestone payments, to the extent the Company does not conclude that it is probable that a significant reversal of cumulative revenue will occur, a contract asset is generated until the Company is permitted to bill for costs incurred, which is classified as prepaid expense and other current assets in the accompanying consolidated balance sheet. In some cases, payments received in advance under license agreements are recorded as deferred revenue and recognized over the respective contract term, absent any other performance obligations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying consolidated balance sheet. The Company had contract assets related to contract or license revenue totaling $0.2 million and less than $0.1 million, respectively, for the years ended December 31, 2021 and 2020.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of December 31, 2021, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, which the Company expects to recognize during the years ended December 31, 2022 and 2023. As of December 31, 2020, the Company had contract liabilities totaling $2.8 million related to contract and license revenue, of which the Company recognized $0.2 million during the year ended December 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of December 31, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.7 million related to contract and license agreements entered into prior to year end, which the Company expects to recognize during the years ended December 31, 2022 and 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
	2021	2020
Product and service revenue:
Device sales revenue	$33,287	$21,269
Consumables and service revenue	7,821	3,487
Total product and service revenue	41,108	24,756
License and contract revenue	1,098	2,138
Total revenue	$42,206	$26,894

The following table presents the Company’s product and service revenue by device type (in thousands):

	Year Ended December 31,
	2021	2020
Handheld	$29,160	$17,613
Desktop	11,948	7,143
Total product and service revenue	$41,108	$24,756

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Year Ended December 31,
	2021	2020
Government	$29,755	$17,382
Pharmaceutical/Biotechnology	11,264	7,096
Academia	89	278
Total product and service revenue	$41,108	$24,756

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Year Ended December 31,
	2021	2020
Americas	$35,502	$22,166
Europe, Middle East and Africa	4,460	2,844
Asia Pacific	2,244	1,884
	$42,206	$26,894

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

Advertising Expense

The Company expenses costs of advertising as incurred. Advertising costs were $1.7 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures stock-based option awards granted to employees, consultants and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock quoted on the Nasdaq Global Market on the date of grant. Compensation expense for those awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, there was no difference between net loss and comprehensive loss.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2021 and 2020.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$634	$—	$—	$634

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339	$—	$—	$339

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020.

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$6,242	$2,099
Work-in-progress	551	213
Finished goods	1,125	2,256
	$7,918	$4,568

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory and demonstration equipment	$4,789	$4,394
Computer equipment and software	139	417
Furniture and fixtures	112	193
Leasehold improvements	21	21
	5,061	5,025
Less: Accumulated depreciation and amortization	(3,458)	(4,175)
	$1,603	$850

Depreciation expense amounted to $0.9 million and $0.8 million in each of the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$3,271	$2,069
Accrued warranty	1,593	1,265
Accrued professional fees	710	975
Accrued other	1,387	729
	$6,961	$5,038

Changes in the Company’s product warranty obligation are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Accrual balance at beginning of period	$1,265	$968
Provision for new warranties	1,776	1,273
Settlements and adjustments made during the period	(1,448)	(976)
Accrual balance at end of period	$1,593	$1,265

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Principal amount of long-term debt	$15,000	$15,000
Less: Current portion of long-term debt	—	(500)
Long-term debt, net of current portion	15,000	14,500
Debt discount, net of accretion	—	(168)
Long-term debt, net of discount and current portion	$15,000	$14,332

Loan and Security Agreements

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an

Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of December 31, 2021, the Company was in compliance with all financial covenants under the 2021 Revolver. The total long-term debt under the 2021 Revolver of $15 million is due in 2024.

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

In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. Due to the initial drawdown of the 2021 Revolver to repay the amount outstanding under the 2019 Loan, the Company classified $14.5 million of debt outstanding as of December 31, 2020 as long-term debt, net of current portion. Principal amounts totaling $0.5 million paid in the first quarter of 2021 prior to entering the 2021 Revolver were classified as current portion of long-term debt as of December 31, 2020.

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

8. Warrants

In connection with its lease agreement and debt agreements, the Company had outstanding warrants to purchase Preferred Stock as of December 31, 2019. The Company classified all of its Preferred Stock warrants as a liability on its consolidated balance sheets because these warrants were freestanding financial instruments that could have required the Company to transfer assets upon exercise. Upon the closing of the IPO in December 2020, the Company’s outstanding warrants to purchase Preferred Stock automatically became warrants to purchase an aggregate of 154,634 shares of common stock. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and, subsequent to the closing of the IPO on December 22, 2020, the Company no longer remeasures the fair value of the warrant liability at each reporting date.

In December 2020, holders of 61,931 warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 55,994 shares of common stock.

As of December 31, 2021 and 2020, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

9. Equity

Preferred Stock

On December 22, 2020, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 105,000,000 shares, consisting of (i) 100,000,000 shares of common stock, $0.001 par value per share, and (ii) 5,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon issuance. The shares of preferred stock are currently undesignated.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Reverse Stock Split

On December 11, 2020, the Company effected a one-for-1.6271 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the Preferred Stock conversion ratios.

Public Offerings

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

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share. The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

10. Stock-Based Compensation

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

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of December 31, 2021, 1,680,321 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan. On January 1, 2022, the number of shares reserved and available for issuance under the 2020 Plan automatically increased by 1,243,080 shares.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. A total of 288,857 shares of common stock of the Company are reserved for issuance under the 2020 ESPP. As of December 31, 2021, 288,857 shares remained available for issuance under the 2020 ESPP. On November 1, 2021, the first 6-month offering period under the 2020 ESPP commenced, which period shall run through April 30, 2022, at which time the first issuances under the 2020 ESPP are expected to take place. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. On January 1, 2022, the number of shares reserved and available for issuance under the 2020 ESPP automatically increased by 307,295 shares.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and has limited company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.1%	0.4%
Expected volatility	65%	60%
Expected dividend yield	—	—
Expected term (in years)	6	6

The following table summarizes the Company’s option activity for the fiscal year ended December 31, 2021:

		Weighted
		Average	Weighted	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	3,405,698	$2.27	7.1	$186,234
Granted	65,256	36.89
Exercised	(671,661)	1.33
Forfeited	(52,252)	2.19
Outstanding at end of period	2,747,041	$3.32	6.7	$62,714
Vested and expected to vest at end of period	2,682,327	$3.27	6.6	$61,353
Exercisable at end of period	1,766,726	$2.01	5.7	$42,324

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $24.0 million and $1.6 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $3.2 million, which is expected to be recognized over a weighted average period of 2.5 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $20.34 per share and $2.89 per share, respectively.

The following table summarizes the Company’s restricted stock units activity for the fiscal year ended December 31, 2021:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Unvested at beginning of period	—	$—
Granted	197,669	36.43
Vested and released	(174)	57.47
Forfeited	(9,731)	46.78
Unvested at end of period	187,764	$35.87

The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2021 was $5.2 million and the weighted-average period over which this cost will expected to be recognized is 3.3 years. The total fair value of restricted stock units vested in fiscal year 2021 was less than $0.1 million as of December 31, 2021.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$97	$37
Research and development expenses	448	129
Selling, general and administrative expenses	1,959	359
	$2,504	$525

11. Leases

The Company has leases for office space and certain equipment. All of the leases recorded on the consolidated balance sheets as ROU assets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately four years. Some of the leases include options to extend the lease for up to two years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

On January 2, 2018, the Company entered a new operating lease in Boston, Massachusetts (the “Lease”), for 37,500 rentable square feet of office space and is considered the Company’s corporate headquarters. A security deposit of $0.5 million was paid to the property owner and the Company issued a warrant to purchase 70,983 shares of Series D preferred stock at a purchase price of $5.6351 per share. The initial fair value of the warrants of $0.3 million was recorded as additional rent payments, increasing the value of the ROU asset and preferred stock warrant liability.

The initial term of the lease is through July 2025 and has additional renewal options. The annualized base rent will increase by 2.5% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premise, including costs of operations, maintenance, repair, replacement and management of the new leased premises.

The Company had a facility lease in California for approximately 1,500 square feet that expired in February 2021. The Company also has a facility lease in North Carolina for approximately 2,000 square feet that had an expiration date of November 2020. In October 2020, the Company entered into an extension agreement for the North Carolina lease to extend it for an additional two years until November 2022.

The components of lease expense under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$1,780	$1,806
Short-term lease cost	20	13
Variable lease cost	541	243
	$2,341	$2,062

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,855	$1,795
Operating lease liabilities arising from obtaining right-of-use assets	$16	$92

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term - operating leases (in years)	3.72	4.71
Weighted-average discount rate - operating leases	9.5%	9.4%

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

Future annual minimum lease payments under operating leases as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$1,841
2023	1,833
2024	1,878
2025	1,435
Total future minimum lease payments	6,987
Less: imputed interest	(1,135)
Total operating lease liabilities	$5,852

12. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 11.

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

The future minimum royalty payments are $0.1 million per year, through the end of the patents’ lives. The Company has the right to terminate the agreements with written notice.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company started matching contributions under the plan in 2021 and made or accrued contributions of $0.1 million for the year ended December 31, 2021.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

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

13. Net Loss

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss and comprehensive loss	$(22,169)	$(12,819)
Accretion of redeemable convertible preferred stock to redemption value	—	(90)
Net loss attributable to common stockholders	$(22,169)	$(12,909)

Denominator:
Weighted average common shares outstanding basic and diluted	27,957,904	5,485,032
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(2.35)

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

	December 31,
	2021	2020
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,747,041	3,405,698
Restricted stock units	187,764	—
	3,027,508	3,498,401

14. Income Taxes

During the years ended December 31, 2021 and 2020, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore, has not provided for any foreign taxes.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.8)	(2.2)
Federal and state research and development tax credits	(4.5)	(2.8)
Nondeductible items	(11.7)	10.9
Other	—	(0.4)
Change in valuation allowance	44.0	15.5
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$20,054	$14,688
Research and development tax credit carryforwards	7,054	6,064
Lease liability	1,483	1,871
Deferred Revenue	2,160	134
Accrued expenses and other	3,194	1,730
Total deferred tax assets	33,945	24,487
Deferred tax liabilities:
Right-of-use asset	(1,314)	(1,602)
Total deferred tax liabilities	(1,314)	(1,602)
Valuation allowance	(32,631)	(22,885)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $80.4 million and $52.3 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $46.0 million of federal net operating losses do not expire. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $4.8 million and $2.7 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2029, respectively.

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

The Company has not conducted a study to document qualified activities for research and development tax credits generated. Such a study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance as of beginning of year	$22,885	$20,903
Increases recorded to income tax provision	9,746	1,982
Valuation allowance as of end of year	$32,631	$22,885

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2018 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period. The Company is currently under examination by the Internal Revenue Service for the year ending December 31, 2018. No material adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

15. Related Party Transactions

Commercial Services Agreement

In 2015, the Company entered into a commercial services agreement with one of its preferred stock investors under which the investor became eligible for payment of $1.5 million upon the achievement of certain sales and marketing milestones by December 31, 2016. Payment of the milestones was only upon the occurrence of a deemed liquidation event prior to an IPO. The Company accounted for the commercial services agreement liability as a financial instrument that may have required a transfer of assets because of the liquidation features. The liability was remeasured to fair value at each reporting period based on the probability of the occurrence of a deemed liquidation event. Upon the closing of the Company’s IPO in December 2020, the obligation was resolved, and the Company was no longer required to pay such milestone payments. Accordingly, the Company recorded other income of $0.8 million during the year ended December 31, 2020 to reduce the fair value of the liability to zero.

16. Subsequent Event

Grant of Restricted Stock Units and Stock Options under the 2020 Plan

On March 1, 2022, the Company granted 555,173 restricted stock units to employees under the 2020 Stock Plan. The restricted stock units vest over a four-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $9.2 million, which is being amortized as stock compensation expense over the vesting term.

On March 1, 2022, the Company granted 337,194 stock options to employees under the 2020 Stock Plan. The stock options vest over a four-year period. The stock options have an exercise price of $16.66, which was the Company’s closing stock price at the date of grant. The total fair value of these stock options at the grant date was $3.4 million using the Black-Scholes option pricing model, and the value is being amortized as stock compensation expense over the vesting term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report on Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code is available at the Investors section of our website, located at ir.908devices.com, under “Corporate Governance—Documents & Charters.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the Code at the same location of our website.

Item 11.Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 31, 2021)

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

10.5#*	Amended and Restated Non-Employee Director Compensation Policy
10.6#

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.7#

Form of Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.8#

Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1(File No. 333-250954) filed with the SEC on November 25, 2020)

10.9+

Amended and Restated Exclusive License Agreement between the Registrant and The University of North Carolina at Chapel Hill, dated May 20, 2015, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.10+

Limited Exclusive Commercial Field of Use Patent License Agreement between the Registrant and UT-Battle LLC, dated June 13, 2012, as amended (PLA-1670) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.11+

Limited Exclusive Commercial Field of Use Patent License Agreement between the Registrant and UT-Battle LLC, dated June 13, 2012, as amended (PLA-1699) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.12+

Loan and Security Agreement between the Registrant and Signature Bank, dated August 29, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.13+

First Amendment to Loan and Security Agreement between the Registrant and Signature Bank, dated March 15, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.14+

Second Amendment to Loan and Security Agreement between the Registrant and Signature Bank, dated August 7, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.15+

Amended and Restated Loan and Security Agreement between the Registrant and Signature Bank, dated March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-039815) filed with the SEC on March 15, 2021)

10.16

Lease by Harbor Industrial Development LLC to the Registrant, dated January 2, 2018, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, PCAOB ID 238
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instant Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.
*	Filed herewith.
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

908 DEVICES INC.

Date: March 11, 2022	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Knopp, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022
Kevin J. Knopp, Ph.D.

/s/ Joseph H. Griffith IV	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Joseph H. Griffith IV

/s/ E. Kevin Hrusovsky	Chairman of the Board of Directors	March 11, 2022
E. Kevin Hrusovsky

/s/ Nicolas Barthelemy	Director	March 11, 2022
Nicolas Barthelemy

/s/ Keith L. Crandell	Director	March 11, 2022
Keith L. Crandell

/s/ Fenel M. Eloi	Director	March 11, 2022
Fenel M. Eloi

/s/ Jeffrey P. George	Director	March 11, 2022
Jeffrey P. George

/s/ Marsha Eisenberg, Ph.D.	Director	March 11, 2022
Marsha Eisenberg, Ph.D.

/s/ Mark Spoto	Director	March 11, 2022
Mark Spoto

/s/ Tony J. Hunt	Director	March 11, 2022
Tony J. Hunt