Form 10-Q
period 2022-03-31
908 Devices Inc.
filed 2022-05-10
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 7, 2022, the registrant had 31,407,398 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$223,120	$224,073
Accounts receivable, net of allowance for doubtful accounts of $1,750	6,323	16,375
Inventory	9,632	7,918
Prepaid expenses and other current assets	3,908	4,527
Total current assets	242,983	252,893
Operating lease, right-of-use assets	4,886	5,182
Property and equipment, net	2,177	1,603
Other long-term assets	1,180	1,228
Total assets	$251,226	$260,906
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,162	$1,371
Accrued expenses	4,350	6,961
Deferred revenue	5,779	5,160
Operating lease liabilities	1,373	1,344
Total current liabilities	13,664	14,836
Long-term debt	15,000	15,000
Operating lease liabilities, net of current portion	4,156	4,508
Deferred revenue, net of current portion	11,604	11,958
Total liabilities	44,424	46,302
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,333,782 shares and 31,077,004 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	316,823	315,210
Accumulated deficit	(110,052)	(100,637)
Total stockholders' equity	206,802	214,604
Total liabilities and stockholders' equity	$251,226	$260,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product and service revenue	$8,029	$5,357
License and contract revenue	277	186
Total revenue	8,306	5,543
Cost of revenue:
Product and service cost of revenue	4,041	2,560
License and contract cost of revenue	136	75
Total cost of revenue	4,177	2,635
Gross profit	4,129	2,908
Operating expenses:
Research and development	3,905	2,965
Selling, general and administrative	9,745	5,753
Total operating expenses	13,650	8,718
Loss from operations	(9,521)	(5,810)
Other income (expense):
Interest expense	(20)	(376)
Other income (expense), net	126	91
Total other income (expense), net	106	(285)
Net loss and comprehensive loss	$(9,415)	$(6,095)
Net loss per share
Basic and diluted	$(0.30)	$(0.22)
Weighted average common shares outstanding
Basic and diluted	31,210,567	27,290,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	324
Stock-based compensation expense	—	—	1,289	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—
Net loss	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$(110,052)	$206,802

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	24,776	—	27	—	27
Stock-based compensation expense	—	—	339	—	339
Net loss	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	27,297,871	$27	$217,848	$(84,563)	$133,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,415)	$(6,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	267	137
Stock-based compensation expense	1,289	339
Noncash interest expense and loss on extinguishment of debt	3	168
Provision for inventory obsolescence	20	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	10,052	2,458
Inventory	(1,958)	(2,469)
Prepaid expenses and other current assets	619	(2,404)
Other long-term assets	45	(1,036)
Accounts payable and accrued expenses	(1,626)	(787)
Deferred revenue	265	101
Right-of-use operating lease assets	296	276
Operating lease liabilities	(323)	(292)
Net cash used in operating activities	(466)	(9,633)
Cash flows from investing activities:
Purchases of property and equipment	(617)	(9)
Net cash used in investing activities	(617)	(9)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(82)	—
Proceeds from issuance of common stock upon option exercise	324	27
Payments of public offering costs	(112)	(576)
Proceeds from borrowings on revolving line of credit	15,000	15,000
Repayment of notes payable	(15,000)	(15,000)
Payments of debt issuance costs	—	(17)
Net cash provided by (used in) financing activities	130	(566)
Net decrease in cash, cash equivalents and restricted cash	(953)	(10,208)
Cash, cash equivalents and restricted cash at beginning of period	224,133	159,227
Cash, cash equivalents and restricted cash at end of period	$223,180	$149,019
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$224	$244
Debt issuance costs in accounts payable and accrued expenses	$—	$22
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,120	$148,959
Restricted cash included in prepaid expenses and other current assets	60	60
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$223,180	$149,019

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

While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. An additional potential impact to the Company’s business is the negative impact to the Company’s customers’ and potential customer’s ability to make investments and timely payments for purchased products as a result of allocating resources to address COVID-19 issues.

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $9.4 million for the three months ended March 31, 2022 and $22.2 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $110.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been made. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended March 31, 2022, one customer represented 17% of total revenue. For the three months ended March 31, 2021, two customers represented 19% and 10% of total revenue, respectively. As of March 31, 2022, one customer accounted for 21% of gross accounts receivable. As of December 31, 2021, two customers accounted for 63% and 11%, respectively, of gross accounts receivable.

The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of March 31, 2022, the gross accounts receivable balance from these countries amounted to $2.8 million, of which $1.7 million is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. In June 2021, the Company deemed certain receivables from a customer in the Middle East uncollectible due to credit and economic conditions, including the impact of COVID-19, and recorded a provision for bad debts of $1.7 million.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of March 31, 2022 or December 31, 2021.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Balances at beginning of period	$14,521	$8,938
Recognition of revenue included in balance at beginning of the period	(1,375)	(760)
Revenue deferred during the period, net of revenue recognized	1,691	920
Balances at end of period	$14,837	$9,098

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	March 31,
	2022	2021
Deferred revenue expected to be recognized in:
One year or less	$5,726	$3,126
One to two years	3,869	1,964
Three years and beyond	5,242	4,008
	$14,837	$9,098

As of March 31, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $6.2 million related to product and service agreements entered prior to period end, which the Company expects to recognize through 2024.

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

Under the typical payment terms of U.S. government fixed-price contracts, the customer pays in accordance with the terms of the specific agreement, but generally through progress payments. If these progress payments are made in advance, these payments are recorded as a contract liability, classified as deferred revenue within the accompanying condensed consolidated balance sheet, until the Company provides the underlying services. For U.S. government cost-type contracts, the customer generally pays for actual costs incurred within a short period of time. For contracts with commercial partners, payments are made in accordance with the terms of the specific agreement. For agreements which call for milestone payments, to the extent the Company does not conclude that it is probable that a significant reversal of cumulative revenue will occur, a contract asset is generated until the Company is permitted to bill for costs incurred, which is classified as prepaid expense and other current assets in the accompanying condensed consolidated balance sheet. In some cases, payments received in advance under license agreements are recorded as deferred revenue and recognized over the respective contract term, absent any other performance obligations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had contract assets related to contract or license revenue totaling $0.1 million and $0.2 million, respectively, as of March 31, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. Contract liabilities arising from contract and license agreements typically represent payments received for the license of symbolic intellectual property for a defined term. As of March 31, 2022, the Company had contract liabilities totaling $2.5 million related to contract and license revenue, which the Company expects to recognize in 2022 and 2023. As of December 31, 2021, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, of which the Company recognized $0.1 million during the three months ended March 31, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of March 31, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $1.0 million related to contract and license agreements entered prior to period end, which the Company expects to recognize during the years ended December 31, 2022 and 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2022	2021
Product and service revenue:
Device sales revenue	$5,533	$3,911
Consumables and service revenue	2,496	1,446
Total product and service revenue	8,029	5,357
License and contract revenue	277	186
Total revenue	$8,306	$5,543

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended March 31,
	2022	2021
Handheld	$4,470	$3,240
Desktop	3,559	2,117
Total product and service revenue	$8,029	$5,357

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Government	$4,717	$3,234
Pharmaceutical/Biotechnology	3,127	2,100
Academia	185	23
Total product and service revenue	$8,029	$5,357

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$6,067	$4,674
Europe, Middle East and Africa	1,356	446
Asia Pacific	883	423
	$8,306	$5,543

International sales are comprised primarily of product and service revenue, with the majority of license and contract revenue being attributable to North America.

Net Income (Loss) per Share

The Company has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include warrants, stock options, restricted stock units, and shares to be purchased under the Company’s employee stock purchase plan. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of January 1, 2022 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this standard effective January 1, 2023 and is assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$287	$—	$—	$287

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$634	$—	$—	$634

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or 2021.

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$6,666	$6,242
Work-in-progress	2,102	551
Finished goods	864	1,125
	$9,632	$7,918

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits	$1,362	$3,271
Accrued warranty	1,329	1,593
Accrued professional fees	733	710
Accrued other	926	1,387
	$4,350	$6,961

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Accrual balance at beginning of period	$1,593	$1,265
Provision for new warranties	271	198
Settlements and adjustments made during the period	(535)	(377)
Accrual balance at end of period	$1,329	$1,086

6. Long-Term Debt

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of March 31, 2022, the Company was in compliance with all financial covenants under the 2021 Revolver.

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

As of March 31, 2022, and December 31, 2021, the Company had $15.0 million outstanding under the 2021 Revolver and classified as long-term debt in the condensed consolidated balance sheet.

7. Equity and Net Income (Loss) per Share

Equity

As of March 31, 2022, the Company’s certificate of incorporation authorized the Company to issue shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2022, and December 31, 2021, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three months ended March 31, 2022 and 2021 as the impact of including such common stock equivalents would have been anti-dilutive:

	March 31,
	2022	2021
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,868,305	3,401,557
Restricted stock units	732,280	—
	3,693,288	3,494,260

8. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$63	$3
Research and development expenses	260	60
Selling, general and administrative expenses	966	276
	$1,289	$339

As of March 31, 2022, unrecognized compensation expense was $18.9 million, related to unvested restricted stock units and stock options, which is expected to be recognized over a weighted average period of 3.28 years.

9. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; and Pennsylvania.

There have been no material changes to the Company’s leases during the three months ended March 31, 2022. For additional information, read Note 11, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the three months ended March 31, 2022, the Company made $0.2 million in contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (“2021 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $8.3 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively, and incurred net losses of $9.4 million and $6.1 million for those same periods. As of March 31, 2022, we had an accumulated deficit of $110.1 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We believe that our existing cash and cash equivalents and revenue from product and service, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

COVID-19

In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. Less than four months later, in March 2020, the World Health Organization declared COVID-19 a pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

In 2021, we experienced extended lead times on our supply chain, limitations on travel for our employees and customers, and delays in product installations, trainings or shipments to and from affected countries. In 2022, we are continuing to see these impacts, which also include lockdowns recently announced in China related to the COVID-19 pandemic.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 31% and 27% of total product and service revenue for the three months ended March 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three months ended March 31, 2022 and 2021, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended March 31,
	2022	2021
Product Placements:
MX908	63	53
Rebel	15	9
ZipChip Interface	5	4
Total Product Placements	83	66

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	Three Months Ended March 31,
	2022	2021
Cumulative Product Placements:
MX908	1,713	1,211
Rebel	115	55
ZipChip Interface	190	161
Cumulative Product Placements	2,018	1,427

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 69% and 73% of our product and service revenue for the three months ended March 31, 2022 and 2021, respectively. Consumables and service revenue accounted for 31% and 27% of our product and service revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2022	2021
Product and service revenue:
Device sales revenue	$5,533	$3,911
Consumables and service revenue	2,496	1,446
Total product and service revenue	8,029	5,357
License and contract revenue	277	186
Total revenue	$8,306	$5,543

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended March 31,
	2022	2021
Government	$4,717	$3,234
Pharmaceutical/Biotechnology	3,127	2,100
Academia	185	23
Total product and service revenue	$8,029	$5,357

We sell our products primarily in the United States; however, we continue to expand our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through a distribution channel.

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

Other income (expense), net

Other income (expense), net consists of interest income from the Company’s cash and cash equivalents, miscellaneous other income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$8,029	$5,357	$2,672
License and contract revenue	277	186	91
Total revenue	8,306	5,543	2,763
Cost of revenue:
Product and service cost of revenue	4,041	2,560	1,481
License and contract cost of revenue	136	75	61
Total cost of revenue	4,177	2,635	1,542
Gross profit	4,129	2,908	1,221
Operating expenses:
Research and development	3,905	2,965	940
Selling, general and administrative	9,745	5,753	3,992
Total operating expenses	13,650	8,718	4,932
Loss from operations	(9,521)	(5,810)	(3,711)
Other income (expense):
Interest expense	(20)	(376)	356
Other income (expense), net	126	91	35
Total other income (expense), net	106	(285)	391
Net loss	$(9,415)	$(6,095)	$(3,320)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$8,029	$5,357	$2,672	50%
Product and service cost of revenue	4,041	2,560	1,481	58%
Gross profit	$3,988	$2,797	$1,191	43%
Gross profit margin	50%	52%	(2)%

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$5,533	$3,911	$1,622	41%
Consumables and service revenue	2,496	1,446	1,050	73%
Total product and service revenue	$8,029	$5,357	$2,672	50%

Product and service revenue increased by $2.7 million, or 50%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Device sales accounted for 69% and 73% of our product and service revenue for the three months ended March 31, 2022 and 2021, respectively. Consumables and service revenue accounted for 31% and 27% of our product and service revenue for the three months ended March 31, 2022 and 2021, respectively. The increase in device sales of $1.6 million was primarily due to an increase of $1.0 million in device sales related to our desktop products primarily due to a 6 unit increase in

Rebel sales in the three months ended March 31, 2022. The increase in device sales was also due to an increase of $0.6 million in handheld device sales, representing a 10 unit increase, primarily driven by an increase in state and local placements. Consumables and service revenue increased by $1.1 million primarily due to a $0.8 million increase in service revenue and a $0.3 million increase in desktop consumables, mainly from Rebel kit sales.

Product and service cost of revenue increased by $1.5 million, or 58%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in product and service cost of revenue was primarily related to a $0.6 million increase in personnel and facility related costs as we build out the capacity within operations and service resources and a $0.5 million increase related to higher cost of revenue due to higher product volume.

Product and service gross profit increased by $1.2 million, or 43%, and gross profit margin decreased by 2 percentage points for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher personnel and facility related costs, offset in part by the higher product volume.

License and contract

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$277	$186	$91	49%
License and contract cost of revenue	136	75	61	81%
Gross profit	$141	$111	$30	27%
Gross profit margin	51%	60%	(9)%

License and contract revenue increased by $0.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The majority of license and contract revenue was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. The Company also holds a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

License and contract cost of revenue increased $0.1 million, or 81% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to mix of contract deliverables across the current contracts. The mix within the subcontract agreements for the three months ended March 31, 2022 had higher material costs within the contract deliverables than the three months ended March 31, 2021.

License and contract gross profit increased and gross profit margin decreased by 9 percentage points for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the mix in contract deliverables, including a mix of materials with higher costs during the three months ended March 31, 2022 which resulted in a lower gross profit margin.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$3,905	$2,965	$940	32%
Percentage of total revenue	47%	53%

Our research and development expenses were $3.9 million for the three months ended March 31, 2022, an increase of $0.9 million from research and development expenses of $3.0 million for the three months ended March 31, 2021. The increase was due primarily to a $0.9 million increase in personnel costs due to increased headcount and stock-based compensation.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$9,745	$5,753	$3,992	69%
Percentage of total revenue	117%	104%

Our selling, general and administrative expenses were $9.7 million for the three months ended March 31, 2022, an increase of $4.0 million from selling, general and administrative expenses of $5.8 million for the three months ended March 31, 2021. The increase was due primarily to a $1.5 million increase in salaries from growing headcount and related costs, a $0.7 million increase in stock-based compensation, a $0.4 million increase in commissions and bonus expense, a $0.4 million increase in consulting and related fees, a $0.3 million increase related to marketing activities, a $0.3 million increase in travel expenses, and a $0.4 million increase related to all other selling, general and administrative expenses.

Other Income (Expense)

Interest expense

Interest expense decreased by $0.4 million for the three months ended March 31, 2022, from $0.4 million for the three months ended March 31, 2021. The decrease was primarily due to lower average outstanding borrowings during the three months ended March 31, 2022 and a loss on extinguishment of debt of $0.2 million recorded for the comparative prior year period.

Other income (expense), net

Other income (expense), net was relatively unchanged for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and included interest income of $0.2 million for both the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and, most recently, with proceeds from our underwritten public offering in November 2021. As of March 31, 2022, we had cash and cash equivalents of $223.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(466)	$(9,633)
Cash used in investing activities	(617)	(9)
Cash provided by (used in) financing activities	130	(566)
Net decrease in cash, cash equivalents and restricted cash	$(953)	$(10,208)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $0.5 million, primarily resulting from our net loss of $9.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $7.3 million and noncash charges of $1.6 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $10.1 million increase from changes in accounts receivable, partially offset by a $2.0 million decrease from changes in inventory and a $1.6 million decrease from changes in accounts payable and accrued expenses.

During the three months ended March 31, 2021, net cash used in operating activities was $9.6 million, primarily resulting from our net loss of $6.1 million and net cash used by changes in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $0.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $2.5 million increase from changes in inventory, an increase of $3.4 million from changes in prepaid expenses and other current and non-current assets and a decrease of $0.8 million from changes in accounts payable and accrued expenses, partially offset by a $2.5 million decrease from changes in accounts receivable.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $0.6 million, due to purchases of property and equipment.

During the three months ended March 31, 2021, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022, was $0.1 million, consisting primarily of proceeds from issuance of common stock upon option exercise, net of payments of offering costs related to our underwritten public offering in November 2021. We also paid off and drew down $15.0 million under the 2021 Revolver resulting in no net proceeds by March 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2021 Form 10-K, as well as our consolidated financial statements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, or 2021 Annual Report. There have been no material changes to our risk factors during the three months ended March 31, 2022 from those discussed in our 2021 Annual Report.

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

908 DEVICES INC.

Date: May 10, 2022	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)