Form 10-Q
period 2022-06-30
908 Devices Inc.
filed 2022-08-09
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 31,590,177 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$212,994	$224,073
Accounts receivable, net of allowance for doubtful accounts of $1,750	11,098	16,375
Inventory	11,178	7,918
Prepaid expenses and other current assets	3,408	4,527
Total current assets	238,678	252,893
Operating lease, right-of-use assets	4,583	5,182
Property and equipment, net	2,419	1,603
Other long-term assets	1,315	1,228
Total assets	$246,995	$260,906
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,234	$1,371
Accrued expenses	5,957	6,961
Deferred revenue	6,841	5,160
Operating lease liabilities	1,402	1,344
Total current liabilities	15,434	14,836
Long-term debt	15,000	15,000
Operating lease liabilities, net of current portion	3,797	4,508
Deferred revenue, net of current portion	11,649	11,958
Total liabilities	45,880	46,302
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,531,115 shares and 31,077,004 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	319,234	315,210
Accumulated deficit	(118,151)	(100,637)
Total stockholders' equity	201,115	214,604
Total liabilities and stockholders' equity	$246,995	$260,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product and service revenue	$10,608	$7,915	$18,637	$13,272
License and contract revenue	498	362	775	548
Total revenue	11,106	8,277	19,412	13,820
Cost of revenue:
Product and service cost of revenue	4,361	3,846	8,402	6,406
License and contract cost of revenue	111	52	247	127
Total cost of revenue	4,472	3,898	8,649	6,533
Gross profit	6,634	4,379	10,763	7,287
Operating expenses:
Research and development	4,293	3,055	8,198	6,020
Selling, general and administrative	10,710	8,779	20,455	14,532
Total operating expenses	15,003	11,834	28,653	20,552
Loss from operations	(8,369)	(7,455)	(17,890)	(13,265)
Other income (expense):
Interest expense	(15)	(39)	(35)	(415)
Other income, net	285	70	411	161
Total other income (expense), net	270	31	376	(254)
Net loss and comprehensive loss	$(8,099)	$(7,424)	$(17,514)	$(13,519)
Net loss per share
Basic and diluted	$(0.26)	$(0.27)	$(0.56)	$(0.49)
Weighted average common shares outstanding
Basic and diluted	31,413,431	27,335,637	31,312,559	27,313,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	324
Stock-based compensation expense	—	—	1,289	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—
Net loss	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$(110,052)	$206,802
Issuance of common stock upon exercise of stock options	164,638	1	275	—	276
Stock-based compensation expense	—	—	1,894	—	1,894
Issuance of common stock upon ESPP purchase of stock options	16,052		242		242
Vesting of restricted stock units	16,643	—	—	—	—
Net loss	—	—	—	(8,099)	(8,099)
Balances at June 30, 2022	31,531,115	$32	$319,234	$(118,151)	$201,115

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	24,776	—	27	—	27
Stock-based compensation expense	—	—	339	—	339
Net loss	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	27,297,871	$27	$217,848	$(84,563)	$133,312
Issuance of common stock upon exercise of stock options	250,234	1	297	—	298
Stock-based compensation expense	—	—	481	—	481
Net loss	—	—	—	(7,424)	(7,424)
Balances at June 30, 2021	27,548,105	$28	$218,626	$(91,987)	$126,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,514)	$(13,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	578	375
Stock-based compensation expense	3,183	820
Noncash interest expense and loss on extinguishment of debt	6	171
Provision for inventory obsolescence	39	48
Provision for doubtful accounts	—	1,725
Changes in operating assets and liabilities:
Accounts receivable, net	5,277	(224)
Inventory	(3,857)	(3,943)
Prepaid expenses and other current assets	1,119	(2,188)
Other long-term assets	18	(1,177)
Accounts payable and accrued expenses	(1,043)	482
Deferred revenue	1,372	519
Right-of-use operating lease assets	599	551
Operating lease liabilities	(653)	(578)
Net cash used in operating activities	(10,876)	(16,938)
Cash flows from investing activities:
Purchases of property and equipment	(689)	(625)
Net cash used in investing activities	(689)	(625)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(133)	—
Proceeds from issuance of common stock upon option exercise	842	325
Payments of public offering costs	(112)	(576)
Proceeds from borrowings on revolving line of credit	30,000	15,000
Repayment of notes payable	(30,000)	(15,000)
Payments of debt issuance costs	—	(39)
Net cash provided by (used in) financing activities	597	(290)
Net decrease in cash, cash equivalents and restricted cash	(10,968)	(17,853)
Cash, cash equivalents and restricted cash at beginning of period	224,133	159,227
Cash, cash equivalents and restricted cash at end of period	$213,165	$141,374
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in Account payable	$147	$—
Transfers of inventory to property and equipment	$558	$510
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$212,994	$141,314
Restricted cash included in prepaid expenses and other current assets	60	60
Restricted cash included in other long-term assets	111	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$213,165	$141,374

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

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share, or the November 2021 Offering. The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $17.5 million for the six months ended June 30, 2022 and $22.2 million for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $118.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2022 and 2021, one customer represented 17% and 14% of total revenue, respectively. For the six months ended June 30, 2022 and 2021, one customer represented 19% and 16% of total revenue, respectively. As of June 30, 2022, one customer accounted for 13% of gross accounts receivable. As of December 31, 2021, two customers accounted for 63% and 11%, respectively, of gross accounts receivable.

The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19 and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of June 30, 2022, the gross accounts receivable balance from these countries amounted to $3.2 million, of which $1.7 million is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Payment terms for customer orders, including for each of the Company’s primary performance obligations, are typically 30 to 90 days after the shipment or delivery of the product, and such payments typically do not include payments that are variable, dependent on specified factors or events. In limited circumstances, there exists a right of return for a product if agreed to by the Company. Revenue is only recognized for those goods that are not expected to be returned such that it is probable that there will not be a significant reversal of cumulative revenue. Service arrangements commonly call for payments in advance of performing the work (e.g., extended warranty/service contracts), upon completion of the service or a mix of both. The Company does not enter into significant financing agreements or other forms of variable consideration.

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of June 30, 2022 or December 31, 2021.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Six Months Ended June 30,
	2022	2021
Balances at beginning of period	$14,521	$8,938
Recognition of revenue included in balance at beginning of the period	(2,494)	(1,211)
Revenue deferred during the period, net of revenue recognized	3,863	1,984
Balances at end of period	$15,890	$9,711

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	June 30,
	2022	2021
Deferred revenue expected to be recognized in:
One year or less	$6,753	$3,965
One to two years	4,204	2,001
Three years and beyond	4,933	3,745
	$15,890	$9,711

As of June 30, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $3.9 million related to product and service agreements entered prior to period end, which the Company expects to recognize through 2024.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had contract assets related to contract or license revenue totaling $0.3 million and $0.2 million, respectively, as of June 30, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. Contract liabilities arising from contract and license agreements typically represent payments received for the license of symbolic intellectual property for a defined term. As of June 30, 2022, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, which the Company expects to recognize in 2022 and 2023. As of December 31, 2021, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, of which the Company recognized $0.1 million during the six months ended June 30, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of June 30, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $1.0 million related to contract and license agreements entered prior to period end, which the Company expects to recognize during the years ended December 31, 2022 and 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product and service revenue:
Device sales revenue	$7,755	$6,181	$13,287	$10,092
Consumables and service revenue	2,853	1,734	5,350	3,180
Total product and service revenue	10,608	7,915	18,637	13,272
License and contract revenue	498	362	775	548
Total revenue	$11,106	$8,277	$19,412	$13,820

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Handheld	$6,938	$5,278	$11,408	$8,518
Desktop	3,670	2,637	7,229	4,754
Total product and service revenue	$10,608	$7,915	$18,637	$13,272

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Government	$7,002	$5,279	$11,719	$8,513
Pharmaceutical/Biotechnology	3,577	2,609	6,705	4,709
Academia	29	27	213	50
Total product and service revenue	$10,608	$7,915	$18,637	$13,272

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$9,470	$5,815	$15,538	$10,489
Europe, Middle East and Africa	1,245	1,725	2,601	2,171
Asia Pacific	391	737	1,273	1,160
	$11,106	$8,277	$19,412	$13,820

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$347	$—	$—	$347

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$634	$—	$—	$634

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the six months ended June 30, 2022 or 2021.

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$7,621	$6,242
Work-in-progress	2,666	551
Finished goods	891	1,125
	$11,178	$7,918

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$2,793	$3,271
Accrued warranty	1,283	1,593
Accrued professional fees	905	710
Accrued other	976	1,387
	$5,957	$6,961

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Accrual balance at beginning of period	$1,593	$1,265
Provision for new warranties	1,166	500
Settlements and adjustments made during the period	(1,476)	(775)
Accrual balance at end of period	$1,283	$990

6. Long-Term Debt

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”) with a financial institution (the “Lender”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, (the “2021 Revolver”), with the Lender to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of June 30, 2022, the Company was in compliance with all financial covenants under the 2021 Revolver.

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

As of June 30, 2022, and December 31, 2021, the Company had $15.0 million outstanding under the 2021 Revolver and it is classified as long-term debt in the condensed consolidated balance sheet.

7. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2022, and December 31, 2021, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three and six months ended June 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three and six months ended June 30, 2022 and 2021 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2022	2021
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,764,916	3,233,949
Restricted stock units	254,482	—
	3,112,101	3,326,652

8. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$86	$14	$149	$17
Research and development expenses	421	85	681	145
Selling, general and administrative expenses	1,387	382	2,353	658
	$1,894	$481	$3,183	$820

As of June 30, 2022, unrecognized compensation expense was $18.5 million, related to unvested restricted stock units and stock options, which is expected to be recognized over a weighted average period of 2.99 years.

9. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; and Pennsylvania.

There have been no material changes to the Company’s leases during the six months ended June 30, 2022. For additional information, read Note 11, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

On July 17, 2022, the Company entered into a new operating lease agreement in Morrisville, North Carolina (the “New NC Lease”), to expand the Company’s research and development activities focused on its desktop offerings and enable the ability to standup an additional manufacturing site for the Company. The New NC Lease is for approximately 13,300 rentable square feet and occupancy is expected in the first half of 2023. The New NC Lease is for a term of 88 months with total lease costs of approximately $4.0 million.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the six months ended June 30, 2022, the Company made $0.3 million in contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022.

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

10. Subsequent events

On August 3, 2022, the Company entered into a share purchase and transfer agreement and completed its acquisition of 100% of the registered share capital of TRACE Analytics GmbH, a German limited liability company located in Braunschweig, Germany (Trace), for total potential purchase price consideration of $17.3 million, comprised of (i) a $15.3 million initial cash payment plus (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period.

Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of Trace, the Company has acquired enabling sampling technology that it expects to integrate within future product offerings.

The Company has not determined its initial accounting for the acquisition. As of August 9, 2022, the preliminary purchase price allocation related to the acquisition of Trace is incomplete. The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired and liabilities assumed. During the three and six months ended June 30, 2022, the Company incurred approximately $0.2 million in costs associated with the acquisition of Trace, which are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

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

Since inception, we have focused substantially all of our resources on designing, developing and building our proprietary Mass Spec platform and associated technologies, supporting software improvements and data analysis, organizing and staffing our company, planning our business, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements and, more recently, with the proceeds from two public equity offerings. On December 22, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,475,000 shares of common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $136.6 million after deducting underwriting discounts and commissions and other offering costs. On November 15, 2021, we completed an underwritten public offering, pursuant to which we issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share, or the November 2021 Offering. We received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $19.4 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively, and incurred net losses of $17.5 million and $13.5 million for those same periods. As of June 30, 2022, we had an accumulated deficit of $118.2 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

In 2021, we experienced extended lead times on our supply chain, limitations on travel for our employees and customers, and delays in product installations, trainings, or shipments to and from affected countries. In 2022, we are continuing to see these impacts, which also include lockdowns in China related to the COVID-19 pandemic.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 29% and 24% of total product and service revenue for the six months ended June 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and six months ended June 30, 2022 and 2021, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product Placements:
MX908	102	84	165	137
Rebel	14	12	29	21
ZipChip Interface	8	7	13	11
Total Product Placements	124	103	207	169

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	June 30,
	2022	2021
Cumulative Product Placements:
MX908	1,815	1,295
Rebel	129	67
ZipChip Interface	198	168
Cumulative Product Placements	2,142	1,530

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 71% and 76% of our product and service revenue for the six months ended June 30, 2022 and 2021, respectively. Consumables and service revenue accounted for 29% and 24% of our product and service revenue for the six months ended June 30, 2022 and 2021, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to two customers during the three and six months ended June 30, 2022 and one customer during the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2022 and 2021, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product and service revenue:
Device sales revenue	$7,755	$6,181	$13,287	$10,092
Consumables and service revenue	2,853	1,734	5,350	3,180
Total product and service revenue	10,608	7,915	18,637	13,272
License and contract revenue	498	362	775	548
Total revenue	$11,106	$8,277	$19,412	$13,820

Our product and service revenue is comprised of leverage sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Government	$7,002	$5,279	$11,719	$8,513
Pharmaceutical/Biotechnology	3,577	2,609	6,705	4,709
Academia	29	27	213	50
Total product and service revenue	$10,608	$7,915	$18,637	$13,272

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$10,608	$7,915	$2,693
License and contract revenue	498	362	136
Total revenue	11,106	8,277	2,829
Cost of revenue:
Product and service cost of revenue	4,361	3,846	515
License and contract cost of revenue	111	52	59
Total cost of revenue	4,472	3,898	574
Gross profit	6,634	4,379	2,255
Operating expenses:
Research and development	4,293	3,055	1,238
Selling, general and administrative	10,710	8,779	1,931
Total operating expenses	15,003	11,834	3,169
Loss from operations	(8,369)	(7,455)	(914)
Other income (expense):
Interest expense	(15)	(39)	24
Other income, net	285	70	215
Total other income, net	270	31	239
Net loss	$(8,099)	$(7,424)	$(675)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$10,608	$7,915	$2,693	34%
Product and service cost of revenue	4,361	3,846	515	13%
Gross profit	$6,247	$4,069	$2,178	54%
Gross profit margin	59%	51%	8%

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$7,755	$6,181	$1,574	25%
Consumables and service revenue	2,853	1,734	1,119	65%
Total product and service revenue	$10,608	$7,915	$2,693	34%

Product and service revenue increased by $2.7 million, or 34%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Device sales accounted for 73% and 78% of our product and service revenue for the three months ended June 30, 2022 and 2021, respectively. The increase in device sales of $1.6 million was primarily due to an increase of $1.1 million in device sales related to our handheld products primarily driven by an increase in state and local placements in the United States as a result of funding to address detection capabilities with the opioid epidemic. The increase in device sales was also due to an increase of $0.5 million in desktop device sales, primarily related to a two unit increase in Rebel devices and a higher average selling price for desktop devices based upon distributor mix and annual list price increases. Consumables and service revenue increased by $1.1 million primarily due to a $0.8 million increase in service revenue.

Product and service cost of revenue increased by $0.5 million, or 13%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in product and service cost of revenue was primarily related to $0.3 million in costs from higher product volume, a $0.2 million increase in salaries and related costs, and a $0.1 million increase in stock-based compensation offset in part by timing of the capitalization of labor and overhead from the build of devices within the quarter.

Product and service gross profit increased by $2.2 million, or 54%, and gross profit margin increased by eight percentage points for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to $0.8 million in higher service revenue, favorable product mix for our MX908 and higher average selling prices for our Rebel devices, offset in part by the higher personnel and operating costs.

License and contract

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$498	$362	$136	38%
License and contract cost of revenue	111	52	59	113%
Gross profit	$387	$310	$77	25%
Gross profit margin	78%	86%	(8)%

License and contract revenue increased by $0.1 million, or 38%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The majority of license and contract revenue in the three months ended June 30, 2022, was related to activities under a prime contract held directly with the U.S. government. During the three months ended June 30, 2021, license and contract revenue was related primarily to our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue increased $0.1 million, or 113% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due to the mix of contract deliverables across the Company’s current contracts. The mix of contract deliverables for the three months ended June 30, 2022 had higher material costs compared to the contract deliverables for the three months ended June 30, 2021.

License and contract gross profit increased and gross profit margin decreased by eight percentage points for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the mix in contract deliverables, including a mix of materials with higher costs during the three months ended June 30, 2022 which resulted in a lower gross profit margin percentage.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$4,293	$3,055	$1,238	41%
Percentage of total revenue	39%	37%

Our research and development expenses were $4.3 million for the three months ended June 30, 2022, an increase of $1.2 million from research and development expenses of $3.1 million for the three months ended June 30, 2021. The increase was due primarily to a $0.7 million increase in salaries and related costs from growing headcount, a $0.3 million increase in stock-based compensation and a $0.2 million increase in materials and supplies related to product development efforts.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$10,710	$8,779	$1,931	22%
Percentage of total revenue	96%	106%

Our selling, general and administrative expenses were $10.7 million for the three months ended June 30, 2022, an increase of $1.9 million from selling, general and administrative expenses of $8.8 million for the three months ended June 30, 2021. The increase was due primarily to a $1.8 million increase in salaries and related costs from growing headcount, a $1.0 million increase in stock-based compensation, a $0.4 million increase in travel expenses and a $0.4 million net increase in all other costs. These increases were partially offset by a $1.7 million decrease in allowance for bad debt recorded in the three months ended June 30, 2021.

Other Income (Expense)

Interest expense

Interest expense was relatively unchanged for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other income (expense), net

Other income, net was $0.3 million for the three months ended June 30, 2022, an increase of $0.2 million from other income, net of $0.1 million for the three months ended June 30, 2021. The increase was primarily due to our higher cash and cash equivalent balances from the proceeds from the November 2021 Offering as well as higher interest rates on our interest bearing accounts based upon recent increases in the market.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$18,637	$13,272	$5,365
License and contract revenue	775	548	227
Total revenue	19,412	13,820	5,592
Cost of revenue:
Product and service cost of revenue	8,402	6,406	1,996
License and contract cost of revenue	247	127	120
Total cost of revenue	8,649	6,533	2,116
Gross profit	10,763	7,287	3,476
Operating expenses:
Research and development	8,198	6,020	2,178
Selling, general and administrative	20,455	14,532	5,923
Total operating expenses	28,653	20,552	8,101
Loss from operations	(17,890)	(13,265)	(4,625)
Other income (expense):
Interest expense	(35)	(415)	380
Other income, net	411	161	250
Total other income (expense), net	376	(254)	630
Net loss	$(17,514)	$(13,519)	$(3,995)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$18,637	$13,272	$5,365	40%
Product and service cost of revenue	8,402	6,406	1,996	31%
Gross profit	$10,235	$6,866	$3,369	49%
Gross profit margin	55%	52%	3%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$13,287	$10,092	$3,195	32%
Consumables and service revenue	5,350	3,180	2,170	68%
Total product and service revenue	$18,637	$13,272	$5,365	40%

Product and service revenue increased by $5.4 million, or 40%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Device sales accounted for 71% and 76% of our product and service revenue for the six months ended June 30, 2022 and 2021, respectively. Consumables and service revenue accounted for 29% and 24% of our product and service revenue for the six months ended June 30, 2022 and 2021, respectively. The increase in device sales of $3.2 million was primarily due to an increase of $1.7 million in handheld device sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, attributable to a 28 unit increase in sales of our handheld products, was driven by an increase in state and local placements in the United States as a result of funding to address detection capabilities with the opioid epidemic. The increase in device sales was also due to an increase of $1.5 million in desktop device sales, representing a ten unit increase, primarily related to Rebel device placements. Consumables and service revenue increased by $2.2 million primarily due to a $1.7 million increase in service revenue and a $0.4 million increase in desktop consumables sales.

Product and service cost of revenue increased by $2.0 million, or 31%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in product and service cost of revenue was primarily related to $0.9 million in costs from higher product volume, a $0.8 million increase in salaries and related costs from growing headcount, and a $0.1 million increase in stock-based compensation.

Product and service gross profit increased by $3.4 million, or 49%, and gross profit margin increased by three percentage points for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to $1.7 million in higher service revenue, as well as higher product revenue volume and favorable product mix and pricing, offset in part by the higher personnel and operating costs to support the higher volume.

License and contract

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$775	$548	$227	41%
License and contract cost of revenue	247	127	120	94%
Gross profit	$528	$421	$107	25%
Gross profit margin	68%	77%	(9)%

License and contract revenue increased by $0.2 million, or 41%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The majority of license and contract revenue was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. The increase in license and contract revenue for the six months ended June 30, 2022 is primarily related to a $0.3 million increase in revenue related work performed under a prime contract held directly with the U.S. government.

License and contract cost of revenue increased $0.1 million, or 94% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due to mix of contract deliverables across the current contracts. The mix of contract deliverables for the six months ended June 30, 2022 had higher material costs compared to the mix of contract deliverables for the prime contract held directly with the U.S. government that did not have any cost of revenue during the six months ended June 30, 2021.

License and contract gross profit increased by $0.1 million and gross profit margin decreased by nine percentage points for the six months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the mix in contract deliverables, including a mix of materials with higher costs during the six months ended June 30, 2022 which resulted in a lower gross profit margin for that period, as compared to the six months ended June 30, 2021.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$8,198	$6,020	$2,178	36%
Percentage of total revenue	42%	44%

Our research and development expenses were $8.2 million for the six months ended June 30, 2022, an increase of $2.2 million from research and development expenses of $6.0 million for the six months ended June 30, 2021. The increase was due primarily to a $1.5 million increase in salaries and related costs from growing headcount, a $0.5 million increase in stock-based compensation and a $0.2 million increase in materials and supplies related to product development efforts.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$20,455	$14,532	$5,923	41%
Percentage of total revenue	105%	105%

Our selling, general and administrative expenses were $20.5 million for the six months ended June 30, 2022, an increase of $5.9 million from selling, general and administrative expenses of $14.5 million for the six months ended June 30, 2021. The increase was due primarily to a $3.7 million increase in salaries and related costs from growing headcount, a $1.7 million increase in stock-based compensation, a $0.6 million increase in travel expenses, a $0.5 million increase in marketing activities and a $1.1 million net increase in all other costs. These increases were partially offset by a $1.7 million decrease in allowance for bad debt recorded in the three months ended June 30, 2021.

Other Income (Expense)

Interest expense

Interest expense decreased by $0.4 million for the six months ended June 30, 2022, from $0.4 million for the three months ended June 30, 2021. The decrease was primarily due to lower average outstanding borrowings during the three months ended June 30, 2022 and a loss on extinguishment of debt of $0.2 million recorded for the comparative prior year period.

Other income (expense), net

Other income (expense), net increased by $0.3 million for the six months ended June 30, 2022, from $0.2 million for the six months ended June 30, 2021. The increase was primarily due to a $0.2 million increase in interest earned from our higher cash and cash equivalent balances from the proceeds from the November 2021 Offering, as well as higher interest rates on our interest bearing accounts.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and, most recently, with proceeds from the November 2021 Offering. As of June 30, 2022, we had cash and cash equivalents of $213.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(10,876)	$(16,938)
Cash used in investing activities	(689)	(625)
Cash provided by (used in) financing activities	597	(290)
Net decrease in cash, cash equivalents and restricted cash	$(10,968)	$(17,853)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $10.9 million, primarily resulting from our net loss of $17.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $2.8 million and noncash charges of $3.8 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30,

2022 consisted primarily of a $5.3 million increase from changes in accounts receivable and a $1.4 million increase from changes in deferred revenue, partially offset by a $3.9 million decrease from changes in inventory and a $1.0 million decrease from changes in accounts payable and accrued expenses.

During the six months ended June 30, 2021, net cash used in operating activities was $16.9 million, primarily resulting from our net loss of $13.5 million and net cash used by changes in our operating assets and liabilities of $6.6 million, partially offset by noncash charges of $3.1 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $3.9 million increase from changes in inventory, a $3.3 million increase from changes in prepaid expenses and other current and non-current assets, and a $0.2 million increase from changes in accounts receivable, partially offset by a $0.5 million increase from changes in deferred revenue, a $0.5 million increase from changes in accounts payable and a $0.5 million increase from changes in accrued expenses.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $0.7 million, due to purchases of property and equipment.

During the six months ended June 30, 2021, net cash used in investing activities was $0.6 million, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2022, was $0.6 million, consisting primarily of proceeds from issuance of common stock upon option exercises. We also paid off and drew down $30.0 million under the 2021 Revolver resulting in no net proceeds by June 30, 2022.

Cash used in financing activities during the six months ended June 30, 2021, was $0.3 million, consisting primarily of payments of offering costs related to our IPO, partially offset by proceeds from issuance of common stock upon option exercise. We also received net proceeds from borrowings under the 2021 Revolver of $15.0 million. We used proceeds of $14.5 million from the 2021 Revolver to repay our previously outstanding borrowings under the 2019 Loan. Prior to repayment of our loan and security agreement, we had made principal payments of $0.5 million on the 2019 Loan.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, or 2021 Annual Report. There are no material changes to our risk factors discussed in our 2021 Annual Report.

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

908 DEVICES INC.

Date: August 9, 2022	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)