Form 10-Q
period 2022-09-30
908 Devices Inc.
filed 2022-11-14
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 31,711,284 shares of common stock, $0.001 par value per share, issued and outstanding.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, Rebel, ZipChip, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,698	$224,073
Accounts receivable, net of allowance for doubtful accounts of $1,750	15,231	16,375
Inventory	11,731	7,918
Prepaid expenses and other current assets	3,222	4,527
Total current assets	223,882	252,893
Operating lease, right-of-use assets	4,271	5,182
Property and equipment, net	2,761	1,603
Goodwill	9,200	—
Intangible assets, net	7,969	—
Other long-term assets	1,198	1,228
Total assets	$249,281	$260,906
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,663	$1,371
Accrued expenses	8,564	6,961
Deferred revenue	7,419	5,160
Operating lease liabilities	1,432	1,344
Total current liabilities	19,078	14,836
Long-term debt	15,000	15,000
Operating lease liabilities, net of current portion	3,429	4,508
Deferred revenue, net of current portion	12,162	11,958
Deferred income taxes	2,570	—
Other long-term liabilities	542	—
Total liabilities	52,781	46,302
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,652,058 shares and 31,077,004 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	321,491	315,210
Accumulated other comprehensive loss	(613)	—
Accumulated deficit	(124,410)	(100,637)
Total stockholders' equity	196,500	214,604
Total liabilities and stockholders' equity	$249,281	$260,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product and service revenue	$15,437	$12,285	$34,074	$25,557
License and contract revenue	360	260	1,135	808
Total revenue	15,797	12,545	35,209	26,365
Cost of revenue:
Product and service cost of revenue	6,366	5,656	14,768	12,062
License and contract cost of revenue	93	77	340	204
Total cost of revenue	6,459	5,733	15,108	12,266
Gross profit	9,338	6,812	20,101	14,099
Operating expenses:
Research and development	4,666	3,302	12,864	9,322
Selling, general and administrative	11,826	8,786	32,281	23,318
Total operating expenses	16,492	12,088	45,145	32,640
Loss from operations	(7,154)	(5,276)	(25,044)	(18,541)
Other income (expense):
Interest expense	(33)	(31)	(68)	(446)
Other income, net	928	122	1,340	283
Total other income (expense), net	895	91	1,272	(163)
Net loss	$(6,259)	$(5,185)	$(23,772)	$(18,704)
Net loss per share
Basic and diluted	$(0.20)	$(0.19)	$(0.76)	$(0.68)
Weighted average common shares outstanding
Basic and diluted	31,606,484	27,707,858	31,441,611	27,446,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,259)	$(5,185)	$(23,772)	$(18,704)
Other comprehensive loss
Foreign translation adjustment	(613)	—	(613)	—
Total other comprehensive loss	$(613)	$—	$(613)	$—
Comprehensive loss	$(6,872)	$(5,185)	$(24,385)	$(18,704)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$—	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	—	324
Stock-based compensation expense	—	—	1,289	—	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—	—
Net loss	—	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$—	$(110,052)	$206,802
Issuance of common stock upon exercise of stock options	164,638	1	275	—	—	276
Stock-based compensation expense	—	—	1,894	—	—	1,894
Issuance of common stock upon ESPP purchase	16,052		242			242
Vesting of restricted stock units	16,643	—	—	—	—	—
Net loss	—	—	—	—	(8,099)	(8,099)
Balances at June 30, 2022	31,531,115	$32	$319,234	$—	$(118,151)	$201,115
Issuance of common stock upon exercise of stock options	109,354	—	237	—	—	237
Stock-based compensation expense	—	—	2,020	—	—	2,020
Vesting of restricted stock units	11,589	—	—	—	—	—
Net loss	—	—	—	—	(6,259)	(6,259)
Foreign currency translation adjustments	—	—	—	(613)	—	(613)
Balances at September 30, 2022	31,652,058	$32	$321,491	$(613)	$(124,410)	$196,500

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	27,273,095	$27	$217,482	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	24,776	—	27	—	27
Stock-based compensation expense	—	—	339	—	339
Net loss	—	—	—	(6,095)	(6,095)
Balances at March 31, 2021	27,297,871	$27	$217,848	$(84,563)	$133,312
Issuance of common stock upon exercise of stock options	250,234	1	297	—	298
Stock-based compensation expense	—	—	481	—	481
Net loss	—	—	—	(7,424)	(7,424)
Balances at June 30, 2021	27,548,105	$28	$218,626	$(91,987)	$126,667
Issuance of common stock upon exercise of stock options	316,965	—	483	—	483
Stock-based compensation expense	—	—	811	—	811
Net loss	—	—	—	(5,185)	(5,185)
Balances at September 30, 2021	27,865,070	$28	$219,920	$(97,172)	$122,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,772)	$(18,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,037	636
Stock-based compensation expense	5,203	1,631
Noncash interest expense and loss on extinguishment of debt	10	171
Provision for inventory obsolescence	46	48
Provision for doubtful accounts	—	1,725
Changes in operating assets and liabilities:
Accounts receivable, net	1,306	(3,186)
Inventory	(4,108)	(4,446)
Prepaid expenses and other current assets	2,198	(1,705)
Other long-term assets	131	(997)
Accounts payable and accrued expenses	(175)	1,447
Deferred revenue	2,463	3,561
Right-of-use operating lease assets	911	832
Operating lease liabilities	(991)	(875)
Other long-term liabilities	(73)	—
Net cash used in operating activities	(15,814)	(19,862)
Cash flows from investing activities:
Purchases of property and equipment	(1,433)	(683)
Acquisitions, net of cash acquired	(13,762)	—
Net cash used in investing activities	(15,195)	(683)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(199)	—
Proceeds from issuance of common stock upon option exercise	1,079	808
Payments of public offering costs	(112)	(576)
Proceeds from borrowings on revolving line of credit	45,000	15,000
Repayment on revolving line of credit	(45,000)	(15,000)
Payments of debt issuance costs	—	(39)
Net cash provided by financing activities	768	193
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	—
Net decrease in cash, cash equivalents and restricted cash	(30,264)	(20,352)
Cash, cash equivalents and restricted cash at beginning of period	224,133	159,227
Cash, cash equivalents and restricted cash at end of period	$193,869	$138,875
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$598	$694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$193,698	$138,815
Restricted cash included in prepaid expenses and other current assets	60	60
Restricted cash included in other long-term assets	111	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$193,869	$138,875

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

The Company is subject to risks and uncertainties common to technology companies in the device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Potential risks and uncertainties also include, without limitation, uncertainties regarding rising inflation, higher interest rates, and the duration and magnitude of the impact of the COVID-19 pandemic on the Company’s business and the economy generally. Products currently under development will require additional research and development efforts prior to commercialization and will require additional capital and adequate personnel and infrastructure. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

While the Company maintains an inventory of finished products and raw materials used in its products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. An additional potential impact to the Company’s business is the negative impact to the Company’s customers’ and potential customer’s ability to make investments and timely payments for purchased products as a result of allocating resources to address COVID-19 issues or in response to the rising inflation.

Underwritten Public Offerings

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

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share ( “ November 2021 Offering”). The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

Acquisition

The Company acquired TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022. Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of Trace, the Company has acquired enabling sampling technology that it expects to integrate within future product offerings. See Note 11, Acquisition, for further information.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation and Trace. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $23.8 million for the nine months ended September 30, 2022 and $22.2 million for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $124.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 and statements of stockholders’ equity for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the COVID-19 pandemic, rising inflation and higher interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended September 30, 2022 and 2021, one customer represented 41% and 58% of total revenue, respectively. For the nine months ended September 30, 2022 and 2021, one customer represented 29% and 36% of total revenue, respectively. As of September 30, 2022, two customers accounted for 47% and 11%, respectively, of gross accounts receivable. As of December 31, 2021, two customers accounted for 63% and 11%, respectively, of gross accounts receivable.

The credit and economic conditions within countries in Europe, Middle East and Africa that the Company does business with have been weak in recent years. These conditions have continued to deteriorate as a result of COVID-19, rising inflation and higher interest rates, and may continue to increase the average length of time that it takes to collect on the accounts receivables outstanding in these countries. As of September 30, 2022, the gross accounts receivable balance from these countries amounted to $3.9 million, of which $1.7 million is more than 90 days past due and for which the Company has provided for an allowance for doubtful accounts of $1.7 million.

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

The Company's financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses and contingent consideration. The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3, Fair value measurements). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company’s contingent consideration is measured at its fair value at each balance sheet date using unobservable inputs in the valuation methodology (a level 3 measurement).

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the quantitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires the management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Intangible assets with a finite useful life are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives as follows:

Customer Relationships	8 years
Developed Technology	15 years
Software	3 years
Trade Name	2 years

The Company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the future cash flows that are expected from the use of each assets. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, the Company utilizes the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of September 30, 2022 or December 31, 2021.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balances at beginning of period	$14,521	$8,938
Recognition of revenue included in balance at beginning of the period	(3,521)	(1,735)
Revenue deferred during the period, net of revenue recognized	5,891	5,550
Balances at end of period	$16,891	$12,753

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	September 30,
	2022	2021
Deferred revenue expected to be recognized in:
One year or less	$7,285	$4,843
One to two years	4,678	2,780
Three years and beyond	4,928	5,130
	$16,891	$12,753

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had contract assets related to contract or license revenue totaling $0.1 million and $0.2 million, respectively, as of September 30, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of September 30, 2022, the Company had contract liabilities totaling $2.7 million related to contract and license revenue, which the Company expects to recognize in 2022 and 2023. As of December 31, 2021, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, of which the Company recognized $0.1 million during the nine months ended September 30, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of September 30, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.3 million related to contract and license agreements entered prior to period end, which the Company expects to recognize during the years ended December 31, 2022 and 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product and service revenue:
Device sales revenue	$10,952	$10,075	$24,239	$20,167
Consumables and service revenue	4,485	2,210	9,835	5,390
Total product and service revenue	15,437	12,285	34,074	25,557
License and contract revenue	360	260	1,135	808
Total revenue	$15,797	$12,545	$35,209	$26,365

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Handheld	$11,019	$9,359	$22,426	$17,877
Desktop	4,418	2,926	11,648	7,680
Total product and service revenue	$15,437	$12,285	$34,074	$25,557

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Government	$11,069	$9,505	$22,788	$18,018
Pharmaceutical/Biotechnology	4,327	2,766	11,032	7,475
Academia	41	14	254	64
Total product and service revenue	$15,437	$12,285	$34,074	$25,557

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$12,440	$11,067	$27,978	$21,556
Europe, Middle East and Africa	2,361	839	4,961	3,010
Asia Pacific	996	639	2,270	1,799
	$15,797	$12,545	$35,209	$26,365

International sales are comprised primarily of product and service revenue, with the majority of license and contract revenue being attributable to North America.

Foreign currency

The Company translates assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive loss.

Other Comprehensive Loss

        Other comprehensive loss refers to revenues, expenses, gains and losses that are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive loss was composed of foreign currency translation adjustments.

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

Business combination

Under the acquisition method of accounting, the Company generally recognizes the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

The Company estimates the fair value of the contingent consideration earnouts using the Monte Carlo Simulation or probability weighted scenario depending on the nature of the contingent consideration and updates the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that these estimates change in the future regarding the likelihood of achieving these targets, the Company may need to record material adjustments to its accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration expense or income in the consolidated statements of operations.

The Company uses the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, probabilities of customer renewals, etc. The Company bases the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased customer relationships, developed technology, software and trade name amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$729	$—	$—	$729
	$729	$—	$—	$729
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$195	$195
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	542	542
Acquisition-related contingent consideration - pension liability	—	—	900	900
Total liabilities measured at fair value	$—	$—	$1,637	$1,637

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$634	$—	$—	$634

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022 or 2021.

Contingent Consideration

Acquisition-related contingent consideration is measured and reported at fair value using the Monte Carlo simulation method or probability weighted scenario based on the unobservable inputs, which are significant to the fair value and classified with Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance for the milestones ranging from the date of acquisition to June 30, 2024.

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due related to the technological integration and revenue targets is approximately $2 million, of which the value as of September 30, 2022 is approximately $0.7 million. The payment contingent on the seller completing the assignment of the pension liability is $0.9 million.

The weighted average probability of achieving the technology integration target is approximately 95%. The average estimated revenue volatility and discount rate are approximately 40.9% and 23.0%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balances as of December 31, 2021	$—
Acquisition date fair value of contingent consideration - earnout	737
Acquisition date fair value of contingent consideration - pension liability	900
Change in fair value	—
Balance as of September 30, 2022	$1,637

Please refer to Note 11, Acquisition, for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$8,325	$6,242
Work-in-progress	2,462	551
Finished goods	944	1,125
	$11,731	$7,918

5. Goodwill and Intangible Assets, net

Goodwill

As of September 30, 2022, the carrying amount of goodwill was $9.2 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Nine Months Ended September 30,
2022
Balances at beginning of period	$—
Goodwill acquired	9,566
Foreign currency impact	(366)
Balances at end of period	$9,200

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	September 30, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(64)	$(119)	$2,959
Developed Technology	4,967	(54)	(189)	4,724
Software	254	(12)	(10)	232
Trade Name	61	(5)	(2)	54
	$8,424	$(135)	$(320)	$7,969

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product and service cost of revenue	$66	$—	$66	$—
Selling, general and administrative expenses	69	—	69	—
	$135	$—	$135	$—

Estimated future amortization expense for the intangible assets as of September 30, 2022 are as following (in thousands):

Reminder of 2022	$201
2023	804
2024	791
2025	775
2026	707
Thereafter	4,691
$7,969

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,263	$3,271
Accrued warranty	1,354	1,593
Accrued professional fees	847	710
Contingent consideration	1,095	—
Accrued other	1,005	1,387
	$8,564	$6,961

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accrual balance at beginning of period	$1,550	$1,265
Provision for new warranties	1,194	1,028
Settlements and adjustments made during the period	(1,390)	(1,112)
Accrual balance at end of period	$1,354	$1,181

7. Long-Term Debt

2021 Revolver

As of December 31, 2020, the Company had outstanding borrowings under a Loan and Security Agreement, as amended (the “2019 Loan”). On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 Revolver”) to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of September 30, 2022, the Company was in compliance with all financial covenants under the 2021 Revolver.

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

As of September 30, 2022, and December 31, 2021, the Company had $15.0 million outstanding under the 2021 Revolver and it is classified as long-term debt in the condensed consolidated balance sheet. On November 2, 2022, the Company satisfied in full all of its outstanding obligations and voluntarily terminated the 2021 Revolver. The Company did not incur any early termination penalties in connection with the termination of the 2021 Revolver. The amount outstanding under the 2021 Revolver at September 30, 2022 of $15 million was repaid in October 2022 and no amounts were outstanding upon termination of the 2021 Revolver.

2022 Loan Revolver

On November 2, 2022, the Company entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank, as lender.

The 2022 Revolver provides for a revolving line of credit of up to $35.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) three and one-half percent (3.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the 2022 Revolver terminates on November 2, 2025. As of November 2, 2022, no amounts were outstanding under the 2022 Revolver.

The 2022 Revolver also contains certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

8. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2022, and December 31, 2021, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three and nine months ended September 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three and nine months ended September 30, 2022 and 2021 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2022	2021
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,640,822	2,819,379
Restricted stock units	866,104	115,895
	3,599,629	3,027,977

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$72	$41	$221	$58
Research and development expenses	474	132	1,154	277
Selling, general and administrative expenses	1,474	638	3,828	1,296
	$2,020	$811	$5,203	$1,631

As of September 30, 2022, unrecognized compensation expense was $18.4 million, related to unvested restricted stock units and stock options, which is expected to be recognized over a weighted average period of 2.84 years.

10. Commitments and Contingencies

Operating Leases

The Company’s primary operating lease obligations consists of various leases for office space in Boston, Massachusetts; North Carolina; Pennsylvania; and Braunschweig, Germany.

There have been no material changes to the Company’s leases during the nine months ended September 30, 2022. For additional information, read Note 11, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

In July 2022, the Company entered into a new operating lease agreement in Morrisville, North Carolina (the “New NC Lease”), to expand the Company’s research and development activities focused on its desktop offerings and enable the ability to standup an additional manufacturing site for the Company. The New NC Lease is for approximately 13,300 rentable square feet and occupancy is expected in the first half of 2023. The New NC Lease is for a term of 88 months with total lease costs of approximately $4.0 million, which will be commenced upon occupancy of the facility.

In October 2022, Trace entered into a new operating lease agreement in Braunschweig, Germany, as its existing lease was expiring and to increase the existing manufacturing site and set up European base of operations for the Company. The lease in Braunschweig is for approximately 7,500 rentable square feet and occupancy is expected in December 2022. The lease in Braunschweig is for a term of 60 months with total lease costs of approximately $0.4 million which will be commenced upon occupancy of the facility.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the nine months ended September 30, 2022, the Company made $0.4 million in contributions to the plan.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues and technical integration of Trace systems and knowledge and range from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration which will be paid to the seller contingent on the seller discharging or transferring the assumed pension liability from Trace. See Note 11, Acquisition.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022.

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

11. Acquisition

On August 3, 2022, the Company entered into a share purchase and transfer agreement and completed its acquisition of 100% of the registered share capital of Trace, for total purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment, (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace.

Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and controlling of complex processes in industrial pharmaceutical productions under continuous measurement conditions. The Company expects to integrate acquired sampling technology within future product offerings.

The Company has accounted for the acquisition of Trace as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Trace have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of August 3, 2022. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, assumed pension liability, indemnification assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

The following table presents the preliminary allocation of the acquisition date purchase consideration for the transaction including the contingent consideration and the preliminary allocation of the purchase consideration (in thousands):

Consideration Transferred:
Cash paid	$14,400
Net cash and working capital adjustment	113
Contingent consideration - pension liability	900
Contingent consideration - earnout	737
Total consideration transferred	$16,150

Assets acquired and liabilities assumed:
Cash and cash equivalents	$638
Accounts receivable	168
Inventory	364
Prepaid expenses and other current assets	11
Property and equipment, net	32
Intangible assets
Customer Relationships	3,142
Developed Technology	4,967
Software	254
Trade Name	61
Goodwill	9,566
Indemnification assets	917
Pension liability	(917)
Accounts payable, accrued expenses and other current liabilities	(306)
Deferred tax liability, net	(2,672)
Other liabilities	(75)
Total	$16,150

The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the companies, and has been allocated to goodwill, which is not tax deductible. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2 for the amortization periods.

Revenue and net loss related to Trace’s operations was $0.2 million and $0.2 million, respectively, for the period following the acquisition date, and is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Trace for the nine months ended September 30, 2022 and 2021 and the three month period ended September 30, 2022 and 2021 as if the acquisition of Trace had been completed on January 1, 2021 and have been calculated after applying the Company’s accounting policies. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, transaction related costs that were incurred in 2022 related to the acquisition which are reflected in the pro forma results for 2021, and consequential adjustments relating to the tax effect of these adjustments in combining the Company and Trace businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Trace. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2021, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue (unaudited)	$15,950	$12,869	$36,341	$27,602
Pre-tax loss (unaudited)	$(5,947)	$(5,389)	$(23,369)	$(19,495)

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

On August 3, 2022, we entered into a share purchase and transfer agreement and completed our acquisition of 100% of the registered share capital of Trace, for a total purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment, (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty-four-month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace. Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. We expect to integrate acquired sampling technology within future product offerings.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $35.2 million and $26.4 million for the nine months ended September 30, 2022 and 2021, respectively, and incurred net losses of $23.8 million and $18.7 million for those same periods. As of September 30, 2022, we had an accumulated deficit of $124.4 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Economic Uncertainty and Rising Inflation

We are closely monitoring increased economic uncertainty in the United States and abroad. General inflation in the United States, Europe, EMEA and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and travel expenses, negatively impact our business by increasing our cost of sales and operating expenses. General inflation also negatively impacts our business by decreasing the capital available for our customers to deploy to purchase our products and services.

In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in or change in timing of sales of our products and services. The impact of future inflation and interest rate fluctuations on the results of our operations cannot be accurately predicted.

COVID-19

In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. Less than four months later, in March 2020, the World Health Organization declared COVID-19 a pandemic. The situation surrounding the COVID-19 pandemic remains fluid and the full extent of the impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and severity of the pandemic, the emergence of new variants that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, future government actions that may be taken, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners and stockholders, all of which are uncertain and cannot be predicted. For example, in 2021, we experienced extended lead times on our supply chain, limitations on travel for our employees and customers, and delays in product installations, trainings, or shipments to and from affected countries, and we recorded an increase to our allowance for doubtful accounts of $1.7 million for a customer in the Middle East where due to the credit and economic conditions, including the impact of COVID-19, we determined that it is probable that collection will not occur. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations. While we maintain an inventory of finished products and raw materials used in our products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains or commercial operations, or if demand for our products or our customers’ ability to make payments is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Consumables and service revenue was 29% and 21% of total product and service revenue for the nine months ended September 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and nine months ended September 30, 2022 and 2021, our product placements (units recognized as revenue) by device type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product Placements:
MX908	150	164	315	301
Rebel	18	13	47	34
ZipChip Interface	7	7	20	18
Total Product Placements	175	184	382	353

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	September 30,
	2022	2021
Cumulative Product Placements:
MX908	1,965	1,459
Rebel	147	80
ZipChip Interface	205	175
Cumulative Product Placements	2,317	1,714

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 71% and 79% of our product and service revenue for the nine months ended September 30, 2022 and 2021, respectively. Consumables and service revenue accounted for 29% and 21% of our product and service revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to two customers during the three and nine months ended September 30, 2022 and one customer during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2022 and 2021, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product and service revenue:
Device sales revenue	$10,952	$10,075	$24,239	$20,167
Consumables and service revenue	4,485	2,210	9,835	5,390
Total product and service revenue	15,437	12,285	34,074	25,557
License and contract revenue	360	260	1,135	808
Total revenue	$15,797	$12,545	$35,209	$26,365

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Government	$11,069	$9,505	$22,788	$18,018
Pharmaceutical/Biotechnology	4,327	2,766	11,032	7,475
Academia	41	14	254	64
Total product and service revenue	$15,437	$12,285	$34,074	$25,557

We sell our products primarily in the United States; however, we continue to expand our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through a distribution channel.

Cost of Revenue, Gross Profit and Gross Margin

Product cost of revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, royalties, contract manufacturer costs, salaries and other personnel costs, overhead, amortization of intangibles and other direct costs related to those sales recognized as product revenue in the period.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal, audit and accounting services. We expect selling, general and administrative expenses, amortization of customer relationship and tradename intangibles to increase in future periods as the number of sales, sales application specialists and marketing and administrative personnel grows and we continue to introduce new products, invest in demonstration equipment, broaden our customer base and grow our business. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with such arrangements.

Other income (expense), net

Other income (expense), net consists of interest income from our cash and cash equivalents, miscellaneous other income and expense unrelated to our core operations.

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

In August 2022, the U.S. Inflation Reduction Act (the Act) was enacted into law. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives and a corporate alternative minimum tax that generally applies to U.S. corporations with adjusted financial statement income in excess of $1.0 billion. We do not expect the Act to have a material impact on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$15,437	$12,285	$3,152
License and contract revenue	360	260	100
Total revenue	15,797	12,545	3,252
Cost of revenue:
Product and service cost of revenue	6,366	5,656	710
License and contract cost of revenue	93	77	16
Total cost of revenue	6,459	5,733	726
Gross profit	9,338	6,812	2,526
Operating expenses:
Research and development	4,666	3,302	1,364
Selling, general and administrative	11,826	8,786	3,040
Total operating expenses	16,492	12,088	4,404
Loss from operations	(7,154)	(5,276)	(1,878)
Other income (expense):
Interest expense	(33)	(31)	(2)
Other income, net	928	122	806
Total other income, net	895	91	804
Net loss	$(6,259)	$(5,185)	$(1,074)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$15,437	$12,285	$3,152	26%
Product and service cost of revenue	6,366	5,656	710	13%
Gross profit	$9,071	$6,629	$2,442	37%
Gross profit margin	59%	54%	5%

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$10,952	$10,075	$877	9%
Consumables and service revenue	4,485	2,210	2,275	103%
Total product and service revenue	$15,437	$12,285	$3,152	26%

Product and service revenue increased by $3.2 million, or 26%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Device sales accounted for 71% and 82% of our product and service revenue for the three months ended September 30, 2022 and 2021, respectively. The increase in device sales of $0.9 million was primarily due to an increase of $1.0 million in desktop device sales, primarily related to a five unit increase in Rebel devices and a higher average selling price for desktop devices based upon distributor mix and annual list price increases. Consumables and service revenue increased by $2.3 million primarily due to an increase in consumables of $1.3 million driven by aero modules and handheld consumable kits and a $1.0 million increase in service revenue which was related to approximately 100% growth in service for both handheld and desktops.

Product and service cost of revenue increased by $0.7 million, or 13%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in product and service cost of revenue was primarily related to $0.4 million in costs from higher product volume, a $0.3 million increase in salaries and related costs, and a $0.1 million increase in intangible amortization offset in part by a decrease in royalty obligations and timing of the capitalization of labor and overhead from the build of devices within the quarter.

Product and service gross profit increased by $2.4 million, or 37%, and gross profit margin increased by five percentage points for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to $1.0 million in higher service revenue and higher average selling prices for our MX908 and Rebel devices, offset in part by the higher personnel and operating costs.

License and contract

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$360	$260	$100	38%
License and contract cost of revenue	93	77	16	21%
Gross profit	$267	$183	$84	46%
Gross profit margin	74%	70%	4%

License and contract revenue increased by $0.1 million, or 38%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The majority of license and contract revenue in the three months ended September 30, 2022 and 2021, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract.

License and contract cost of revenue was relatively unchanged in absolute dollars, but was an increase of 21% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

License and contract gross profit increased and gross profit margin increased by four percentage points for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the mix in contract deliverables, including a mix of labor versus materials during the three months ended September 30, 2022, which resulted in a slightly higher gross profit margin percentage.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$4,666	$3,302	$1,364	41%
Percentage of total revenue	30%	26%

Our research and development expenses were $4.7 million for the three months ended September 30, 2022, an increase of $1.4 million from research and development expenses of $3.3 million for the three months ended September 30, 2021. The increase was due primarily to a $0.7 million increase in salaries and related costs from growing headcount, a $0.3 million increase in stock-based compensation and a $0.2 million increase in materials and supplies related to product development efforts.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,826	$8,786	$3,040	35%
Percentage of total revenue	75%	70%

Our selling, general and administrative expenses were $11.8 million for the three months ended September 30, 2022, an increase of $3.0 million from selling, general and administrative expenses of $8.8 million for the three months ended September 30, 2021. The increase was due primarily to a $1.5 million increase in salaries and related costs from growing headcount, a $0.8 million increase in stock-based compensation, a $0.5 million increase in travel expenses, a $0.1 million in intangibles amortization and a $0.1 million net increase in all other costs.

Other Income (Expense)

Interest expense

Interest expense was relatively unchanged for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other income (expense), net

Other income, net was $0.9 million for the three months ended September 30, 2022, an increase of $0.8 million from other income, net of $0.1 million for the three months ended September 30, 2021. The increase was primarily due to our higher cash and cash equivalent balances from the proceeds from the November 2021 Offering as well as higher interest rates on our interest bearing accounts based upon recent increases in the market.

Comparison of the Nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$34,074	$25,557	$8,517
License and contract revenue	1,135	808	327
Total revenue	35,209	26,365	8,844
Cost of revenue:
Product and service cost of revenue	14,768	12,062	2,706
License and contract cost of revenue	340	204	136
Total cost of revenue	15,108	12,266	2,842
Gross profit	20,101	14,099	6,002
Operating expenses:
Research and development	12,864	9,322	3,542
Selling, general and administrative	32,281	23,318	8,963
Total operating expenses	45,145	32,640	12,505
Loss from operations	(25,044)	(18,541)	(6,503)
Other income (expense):
Interest expense	(68)	(446)	378
Other income, net	1,340	283	1,057
Total other income (expense), net	1,272	(163)	1,435
Net loss	$(23,772)	$(18,704)	$(5,068)

Revenue, Cost of Revenue and Gross Profit

Product and service

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$34,074	$25,557	$8,517	33%
Product and service cost of revenue	14,768	12,062	2,706	22%
Gross profit	$19,306	$13,495	$5,811	43%
Gross profit margin	57%	53%	4%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$24,239	$20,167	$4,072	20%
Consumables and service revenue	9,835	5,390	4,445	82%
Total product and service revenue	$34,074	$25,557	$8,517	33%

Product and service revenue increased by $8.5 million, or 33%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Device sales accounted for 71% and 79% of our product and service revenue for the nine months ended September 30, 2022 and 2021, respectively. Consumables and service revenue accounted for 29% and 21% of our product and service revenue for the nine months ended September 30, 2022 and 2021, respectively. The increase in device sales of $4.1 million was primarily due to an increase of $2.5 million in desktop device sales, representing a 15 unit increase, primarily related to Rebel device placements driven by adoption of our technology within process development labs to obtain information and analytics within their bioprocessing batches. The increase in device sales was also due to an increase of $1.6 million in handheld device sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, attributable to a 14 unit increase in sales of our handheld products, mainly driven by an increase in state and local placements in the United States as a result of funding to address detection capabilities with the opioid epidemic. Consumables and service revenue increased by $4.4 million primarily due to a $2.7 million increase in service revenue and a $1.3 million increase in handheld aero modules, accessories and consumables sales.

Product and service cost of revenue increased by $2.7 million, or 22%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in product and service cost of revenue was primarily related to $1.3 million in costs from higher product volume, a $1.1 million increase in salaries and related costs from growing headcount, a $0.2 million increase in stock-based compensation and $0.1 million in intangibles amortization.

Product and service gross profit increased by $5.8 million, or 43%, and gross profit margin increased by four percentage points for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to $2.7 million in higher service revenue, as well as higher product revenue volume and favorable product mix and pricing, offset in part by the higher personnel and operating costs to support the higher volume.

License and contract

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$1,135	$808	$327	40%
License and contract cost of revenue	340	204	136	67%
Gross profit	$795	$604	$191	32%
Gross profit margin	70%	75%	(5)%

License and contract revenue increased by $0.3 million, or 40%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The majority of license and contract revenue, for the nine months ended September 2022 and 2021, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. The increase in license and contract revenue for the nine months ended September 30, 2022 is primarily related to a $0.3 million increase in revenue related work performed under a prime contract held directly with the U.S. government.

License and contract cost of revenue increased by $0.1 million, or 67% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due to mix of contract deliverables across the current contracts. The mix of contract deliverables for the nine months ended September 30, 2022 had higher material costs as part of the contract deliverables for the prime contract held directly with the U.S. government compared to the nine months ended September 30, 2021.

License and contract gross profit increased by $0.2 million and gross profit margin decreased by five percentage points for the nine months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the mix in contract deliverables, including a mix of materials with higher costs during the nine months ended September 30, 2022 which resulted in a lower gross profit margin for that period, as compared to the nine months ended September 30, 2021.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$12,864	$9,322	$3,542	38%
Percentage of total revenue	37%	35%

Our research and development expenses were $12.9 million for the nine months ended September 30, 2022, an increase of $3.5 million from research and development expenses of $9.3 million for the nine months ended September 30, 2021. The increase was due primarily to a $2.2 million increase in salaries and related costs from growing headcount, a $0.9 million increase in stock-based compensation and a $0.3 million increase in materials and supplies related to product development efforts.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$32,281	$23,318	$8,963	38%
Percentage of total revenue	92%	88%

Our selling, general and administrative expenses were $32.3 million for the nine months ended September 30, 2022, an increase of $9.0 million from selling, general and administrative expenses of $23.3 million for the nine months ended September 30, 2021. The increase was due primarily to a $5.3 million increase in salaries and related costs from growing headcount, a $2.5 million increase in stock-based compensation, a $1.2 million increase in travel expenses, a $0.5 million increase in IT related subscription fees, a $0.4 million increase in marketing activities, a $0.1 million in intangibles amortization and a $0.8 million net increase in all other costs. These increases were partially offset by a $1.8 million decrease in allowance for bad debt recorded in the nine months ended September 30, 2021.

Other Income (Expense)

Interest expense

Interest expense decreased by $0.4 million for the nine months ended September 30, 2022, from $0.4 million for the nine months ended September 30, 2021. The decrease was primarily due to lower average outstanding borrowings during the nine months ended September 30, 2022 and a loss on extinguishment of debt of $0.2 million recorded for the comparative prior year period.

Other income (expense), net

Other income (expense), net increased by $1.0 million for the nine months ended September 30, 2022, from $0.3 million for the nine months ended September 30, 2021. The increase was primarily due to a $1.0 million increase in interest earned from our higher cash and cash equivalent balances from the proceeds from the November 2021 Offering, as well as higher interest rates on our interest bearing accounts.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and, most recently, with proceeds from the November 2021 Offering. As of September 30, 2022, we had cash and cash equivalents of $193.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market uptake of our products and growth into new and existing markets;
●	the cost of our research and development efforts to expand the applications of our current devices and to create enhanced products with our platform of technologies;
●	the cost of expanding our commercial operations, including distribution capabilities, and accelerating planned investments, such as hiring additional support, service, and sales management in Europe, Asia Pacific and Latin America, bolstering our infrastructure in these regions;
●	the cost of acquiring complementary businesses, products, services or technologies, when and if required;

●	the success of our existing collaborations and our ability to enter additional collaborations in the future;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

On March 11, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the 2021 Revolver, with Signature Bank, to replace our 2019 Loan and Security Agreement, or the 2019 Loan. The 2021 Revolver created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of our property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to us. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, we used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. We also borrowed an additional $0.5 million from the 2021 Revolver in March 2021. On November 2, 2022, we satisfied in full all of our obligations and voluntarily terminated 2021 Revolver. We did not incur any early termination penalties in connection with the termination of the 2021 Revolver. The amount outstanding under the 2021 Revolver at September 30, 2022 of $15 million was repaid in October 2022 and no amounts were outstanding upon termination of the 2021 Revolver.

On November 2, 2022, we entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, 908 Devices Inc., as borrower, and Silicon Valley Bank, as lender.

The 2022 Revolver provides for a revolving line of credit of up to $35.0 million. We are permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) three and one-half percent (3.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). Our obligations under the 2022 Revolver are secured by substantially all of our assets, excluding our intellectual property, which is subject to a negative pledge. The revolving line of credit under the 2022 Revolver terminates on November 2, 2025. As of November 2, 2022, no amounts were outstanding under the 2022 Revolver.

The 2022 Revolver also contains certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, our ability to change the principal nature of our business, dispose of our business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem our capital stock, engage in transactions with affiliates or otherwise encumber our intellectual property, in each case, subject to customary exceptions.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(15,814)	$(19,862)
Cash used in investing activities	(15,195)	(683)
Cash provided by financing activities	768	193
Net decrease in cash, cash equivalents and restricted cash	$(30,241)	$(20,352)

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $15.8 million, primarily resulting from our net loss of $23.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.7 million and noncash charges of $6.3 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $2.5 million increase from changes in deferred revenue and a $2.2 million increase from changes in prepaid expenses and other current assets, $1.3 million increase from changes in account receivable, partially offset by a $4.1 million decrease from changes in inventory.

During the nine months ended September 30, 2021, net cash used in operating activities was $19.9 million, primarily resulting from our net loss of $18.7 million and net cash used by changes in our operating assets and liabilities of $5.4 million, partially offset by noncash charges of $4.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $4.4 million decrease from changes in inventory, a $3.2 million decrease from changes in accounts receivable and a $2.7 million decrease from changes in prepaid expenses and other current and non-current assets, partially offset by a $3.6 million increase from changes in deferred revenue and a $1.4 million increase from changes in account payable and accrued expenses.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $15.2 million, due to $13.8 million increase from the acquisition of Trace occurred in August, 2022 and purchases of other property and equipment.

During the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2022, was $0.8 million, consisting primarily of proceeds from issuance of common stock upon option exercises. We also paid off and drew down $45.0 million under the 2021 Revolver resulting in no net proceeds by September 30, 2022.

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

We believe the following new critical accounting policies and estimates to be both those most important to the portrayal of our financial position and results of operations and those that require the most estimation and subjective judgment:

Goodwill

Goodwill is not amortized, but is evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill, we must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

We test goodwill for impairment at the reporting unit level, which is the operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the quantitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires the management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the future cash flows that are expected from the use of each assets. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

Business combination

Under the acquisition method of accounting, we generally recognize the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

We estimate the fair value of the contingent consideration earnouts using the Monte Carlo Simulation or probability weighted scenario depending on the nature of the contingent consideration and updates the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that these estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration expense or income in the consolidated statements of operations.

We use the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, probabilities of customer renewals, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, developed technology, software and trade name amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill. The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future revenues, a hypothetical royalty rate, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.

During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to our critical accounting policies for the nine months ended September 30, 2022, except as discussed above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for as described below.

During this quarterly period, we completed our first acquisition and accounted for the acquisition as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the acquired assets have been recorded as of the acquisition date, at their respective fair values, and consolidated with our assets. We implemented new and enhanced controls to verify the appropriateness of authorities given during the acquisition process and to capture the complete and accurate purchase accounting considerations are given to contingent consideration and other assets acquired and liabilities assumed. We also implemented new controls to value appropriate goodwill and intangible assets that arose from the acquisition and is enhancing controls for accurate and complete subsequent measurements of such assets, including periodic fair value measurements and impairment assessments.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, or 2021 Annual Report. There are no material changes to our risk factors discussed in our 2021 Annual Report, except as set forth below.

Our loan and security agreement contains covenants, which restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

On November 2, 2022, we entered into a Loan and Security Agreement, or the 2022 Revolver, with Silicon Valley Bank, or the Lender. This agreement created a revolving line of credit totaling $35.0 million and replaced the prior $25.0 million revolving line of credit. The 2022 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn), and restrictions on our ability to change the principal nature of our business, dispose of our business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem our capital stock, engage in transactions with affiliates or otherwise encumber our intellectual property, in each case, subject to customary exceptions.

We are permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness shall be immediately due and payable. However, we may be required to repay the outstanding indebtedness under the revolving line of credit if an event of default occurs under the 2022 Revolver. An event of default will occur if, among other things, we fail to make required payments under the 2022 Revolver; we breach any of our covenants under the 2022 Revolver, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the 2022 Revolver) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness above certain thresholds or that could have a material adverse effect on our business or operations. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the revolving line of credit, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations, and prospects could be materially adversely affected as a result of any of these events.

Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

We may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements in the future to fund our operations. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. Our decision to issue debt or equity securities will also depend on contractual, legal, and other restrictions that may limit our ability to raise additional capital. For example, the terms of our 2022 Revolver prohibit, subject to certain exceptions, our ability to incur additional indebtedness. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

On August 3, 2022, we entered into a share purchase and transfer agreement and completed its acquisition of 100% of the registered share capital of TRACE Analytics GmbH, a German limited liability company located in Braunschweig, Germany (Trace), for total potential purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment plus (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace.

In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. We currently have no plans, proposals or arrangements with respect to any acquisition. We may not be able to find additional suitable acquisition candidates and we may not be able to complete additional acquisitions on favorable terms, if at all. The Trace acquisition, and any future acquisitions we make could subject us to a number of risks, including:

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

10.1

Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-039815) filed with the SEC on November 8, 2022)

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

908 DEVICES INC.

Date: November 14, 2022	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)