Form 10-K
period 2022-12-31
908 Devices Inc.
filed 2023-03-15
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the most recently completed second fiscal quarter, was $473.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 13, 2023, the registrant had 32,046,880 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

908 Devices Inc.

We own various trademark registrations and applications, and unregistered trademarks, including MX908, Rebel, ZipChip, MAVEN, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Risks related to macroeconomic conditions

•	Uncertainties in global economic conditions or a decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business could impact customer spending patterns and materially and adversely affect our financial condition and operating results.
•	The COVID-19 global pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.

Risks related to our business and industry

•	We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
•	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
•	We have experienced a period of significant growth in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
•	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
•	We have limited experience in marketing and sales and are in the early stages of building our sales channels in the life science market and internationally.
•	We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
•	Currently, we derive the majority of our revenue from our handheld products and are actively growing the revenue we derive from our desktop products, focused today in the life science market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.
•	Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
•	We may need additional capital in the future, which may not be available to us, and if it is available, may dilute your ownership of our common stock and have a material adverse effect on our business, operating results and financial condition.
•	If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

Risks related to sales of products to the U.S. Government

•	A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
•	U.S. government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.

Risks related to litigation and our intellectual property

•	We rely on in-bound licenses granted to us from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing products and to develop new products may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.

Risks related to ownership of our common stock

•	Insiders own a significant portion of our outstanding common stock and therefore have substantial control over us and are able to influence corporate matters.

General Risks

•	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “908 Devices,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to 908 Devices Inc. and its consolidated subsidiary.

Item 1. Business.

Analysis for Life

We are leading a revolution in measurement devices for chemical and biochemical analysis with our simple handheld and desktop devices, addressing critical-to-life applications. We are reimagining where Mass Spec technology can be used if it is sufficiently small in size, low in cost, and simple to operate.

Company Overview

We have developed an innovative suite of purpose-built handheld and desktop mass spectrometry, or Mass Spec, devices for the point-of-need. Leveraging our proprietary platform technology, we make the extraordinary analytical power of Mass Spec available in devices that are significantly smaller and more accessible than conventional laboratory instruments. Our Mass Spec devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in life sciences research, bioprocessing, quality assurance/quality control, forensics and adjacent markets.

We create simplified measurement devices that our customers can use as accurate tools where-and-when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide will accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Since the launch of our first device, we have sold more than 2,300 handheld and desktop devices to over 550 customers in over 45 countries, including all 20 of the top 20 pharmaceutical companies by revenue, as well as numerous domestic and foreign government agencies and leading academic institutions.

Our current products are available for both battery powered handheld and desktop applications, including our flagship devices -- MX908 and Rebel.

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit either alongside or connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology-derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

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

With our acquisition of TRACE Analytics GmbH (“Trace”) in August 2022, we obtained microfluidic aseptic sampling technology that enables on-line automated monitoring and control in bioprocess applications. This validated technology provides cell-free and sterile bioreactor sampling with no volume or prep required. We expect this technology to serve as the interface for future on-line devices, those directly connected to a bioreactor.

Lastly, it is imperative that a point-of-need solution is operable by the widest possible user base. We have an industry-leading software automation and machine learning team comprised of nine members, each with advanced scientific degrees, who have collective experience working on 30 commercial product launches and have won numerous research and innovation awards. They have applied advanced software automation and machine learning techniques to both control the hardware in our devices and interpret the incredibly rich and complex data streaming off of them. It is common for expert data interpretation from a laboratory Mass Spec instrument to take hours or days -- we can provide answers immediately to maximize value to the customer in critical-to-life applications where minutes matter.

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

As we democratize the extraordinary power of Mass Spec, we believe our technology platform can expand in future opportunities far beyond the conventional central laboratory market for Mass Spec and associated front-end separations. We estimate our total addressable market, or TAM, for our devices was $5.7 billion in 2022 and is growing to an estimated $27 billion by 2027. The TAM for our handhelds was estimated to be $1.3 billion in 2022 with expansion to over $3.9 billion with software application extensions for GxP cleaning validation, and other related quality control assays. Our desktop devices supporting bioprocess development represented an estimated TAM of $0.8 billion in 2022 expanding significantly to approximately $15 billion with execution of our roadmap and the rapid growth of cell therapy. We see additional opportunity to address the estimated $3.6 billion in 2022 across the research chromatography market space growing to more than $8.1 billion with further market growth and roadmap expansion into complex metabolomics and proteomics. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

Our Strengths

We believe the following competitive strengths provide us the ability to address point-of-need applications in forensics, life sciences research, bioprocessing, quality assurance/quality control, and synthetic biology:

●	Our proprietary microscale Mass Spec platform leverages well established, gold-standard technology. Mass Spec is already ubiquitous in the laboratory. Users do not need to take a risk on a completely unknown technology. We bring laboratory-grade capability to handhelds and desktops. We have developed a proprietary Mass Spec platform and approach that allow us to move the capabilities of conventional Mass Spec beyond the central laboratory. Our proprietary High-Pressure Mass Spec, or HPMS, technology enables us to produce significantly smaller, purpose-built Mass Spec devices that are much more ideal for use in point-of-need settings, in contrast to conventional mainframe Mass Spec solutions. The combination of HPMS, our proprietary microfluidic sampling and separation technology, and our data analytics, and machine-learning technology provides the foundations of an adaptable platform that can serve a growing number of new and adjacent applications and markets.
●	Point-of-need technologies disrupting Mass Spec and creating new product categories. Leveraging our Mass Spec platform, we have developed a portfolio of desktop and handheld devices that are reinventing the Mass Spec industry by accessing a variety of point-of-need market segments that were historically considered

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
●	Highly attractive business model validated by rapidly growing installed base of devices.We have over 550 customers, including all 20 of the top 20 pharmaceutical companies by revenue, academic and major government institutions, including the Department of Homeland Security, the U.S. Army and the U.S. Marine Corps and other international, federal and state agencies. These customers have validated our platform through the collective purchase of more than 2,300 devices, with more than 9,000 users trained on our devices. As we continue to grow our installed base, we expect to increase our recurring revenue derived from the sale of consumables and support services.
●	Talented team with significant domain expertise. We are a technology driven company that has built vertically integrated capabilities to design, manufacture, and commercialize our products. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to deliver novel products. Each member of our senior management team has more than 20 years of relevant experience. Members of our technical team have been collectively responsible for numerous commercial product launches prior to joining the company, in varying markets such as point-of-care clinical diagnostics, handheld pharmaceutical inspection devices, high-throughput cell culture control systems, autonomous warehouse logistics, motion capture animation, high-volume telecom transmitters and receivers, and consumer wearables. The team possesses deep expertise in Mass Spec, system design and engineering, usability and ergonomics, thermal and mechanical engineering, software development, artificial intelligence and optical spectroscopy, as well as microfluidics and separations science. We had 68 full-time employees dedicated to research and development as of December 31, 2022. Of these, approximately 40% have advanced degrees in science and engineering.

Our Growth Strategy

We are pursuing the democratization of the gold-standard molecular analysis laboratory technique: Mass Spec. Just as mainframe computers transitioned to desktops, tablets, and mobile devices, we are leading a transformation of the Mass Spec market. Our growth strategy includes the following key elements:

●	A continued focus on simplicity, speed, convenience and cost increases measurement consumption. We are a technology-driven company with significant core expertise in engineering, hard sciences and data analytics and a proven track record of delivering products that delight our customers by making things easy. We believe a relentless focus on these fundamentals drives consumption of consumables. We further believe broadscale democratization of Mass Spec is enabled by our progress on these same fundamentals.
●	Drive enterprise adoption in our seeded accounts. We intend to continue to aggressively invest in and support our field applications team to accelerate the development of post-sale partnerships with customers and to drive broader adoption across the organization. We will focus on building upon our track record of leveraging our customers’ success in trials and pilots into enterprise-wide adoption of both devices and consumables. As an example, for our handheld device, it is typical for government organizations to conduct a one week or longer trial prior to purchase to test our technology in their real-world setting. A trial generally results in budgeting for a pilot that can range in size from ten to more than 50 units. During the pilot, we support our customers closely to ensure their success. Data is compiled throughout to assist our customer in making a larger enterprise-wide justification, purchase and deployment. It is our belief that investment pre- and post-sale with prospects that have the potential for enterprise adoption creates a predictable pipeline of opportunity for our devices and their entrenchment as they become the organizational standard for our customers. Enterprise customers range from large government organizations with full fielding potential of more than 1,000 handheld devices to leading biopharma companies with capacity for ten or more desktop devices per site.

●	Grow the installed base through expansion of commercial channels. Since the commercial launch of our first handheld, the installed base of our handheld and desktop devices has grown to more than 2,300 devices over 45 countries. With our handheld and desktop device installations now taking root in the United States, we will focus on expanding our commercial channels to better serve the forensics, life sciences research, bioprocessing, quality assurance/quality control, and synthetic biology markets. We look to expand both our direct channel in the United States and our international reach. We anticipate growing our network of international distributors focused in regions with a concentrated and rapidly expanding life sciences presence, specifically, Europe, China, Japan, India, and South Korea. We look to have local application and support specialists and sales managers supporting our distribution partners.
●	Deepen our footprint into the rapidly growing bioprocessing market. We designed our first desktop device to accelerate development and enhance production by identifying and quantifying extracellular species critical to cell health and productivity. They sit alongside bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We look to expand our product line with additional panels, for example focused extracellular panels, and intracellular analysis, such as cellular flux, and pathway analysis. Consistent with our thesis of driving simplicity and convenience of measurement, we will progress from an at-line measurement tool to an on-line integrated device with comprehensive bioprocess analytics and control. Our novel aseptic sampling technology, obtained through our acquisition of TRACE Analytics GmbH, provides a measurable step forward in our goal to move from at-line to on-line devices. We believe our technology platform can serve as the cornerstone of an integrated “bioprocess brain” by monitoring and managing the comprehensive extracellular environment.
●	Expand our customer-driven pipeline of new point-of-need applications. We will continue to leverage our integrated sample preparation and microfluidic separations platform to expand our pipeline of new, customer-driven point-of-need applications that can be addressed by both our handheld and desktop devices. As our customers continue to prove out new applications in areas such as diagnostics and proteomics, we will look to incorporate select assays investigated by these customers into our handheld and desktop devices where those form factors can accelerate usage. We have already incorporated a number of customer-driven assays into both MX908 and Rebel and will continue to do so as we believe this will provide us with an expanding list of new point-of-need applications and market opportunities within forensics, life sciences research, bioprocessing, quality assurance/quality control and synthetic biology. In addition, we continue to make advancements in our core technologies to drive the evolution of our product portfolio beyond current applications and needs to enter new markets.

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

Microfluidics Enable Convenient Sampling and Fast Separations

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

In 2022, we strengthened our core microfluidic technology with the acquisition of Trace, which enables us to provide on-line aseptic sampling technology used in bioprocess monitoring and control. Aseptic sampling allows for highly precise, on-line monitoring without any loss of bioreactor volume. A reusable or single-use probe that incorporates a diffusion membrane is inserted in the bioreactor, preserving precious media and product in cell culture and fermentation processes.

Complementing our mass spec analysis, Trace also brings to us an enzyme-based electrochemical biosensor technology that generates an electrical signal proportional to concentration of targeted analytes enabling real-time monitoring and control of additional analytes, some of which are difficult to measure with mass spec (e.g. glucose and lactate).

Aseptic sampling enables on-line automated monitoring and control of bioprocesses.

Aseptic sampling provides many benefits, including cell-free, sterile and safe sampling with no loss of volume or prep required, thereby saving operator time and reducing lab costs. We expect our microfluidic aseptic sampling to serve as the interface for future on-line mass spec based devices.

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

MX908®

Launched in June 2017, MX908 is a handheld, battery-powered, Mass Spec device designed for rapid analysis of solid, liquid, vapor and aerosol materials of unknown identity. It is an agile, multi-purpose device utilized by a wide spectrum of user segments for a variety of forensic field applications such as chemical, explosive, priority drug and HazMat operations, detecting materials at the trace level.

We have sold approximately 2,000 MX908s into every U.S. state, in over 45 countries and across five continents. More than 8,000 operators, including in numerous domestic and foreign government agencies, have been trained to use the MX908.

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

Since introducing the MX908, we have continued to expand the device’s capability through mission add-ons such as offering an Aerosol Module accessory to detect and identify aerosolized chemical hazards, adding targets to allow responders to identify additional priority drug substances, and providing a Bluetooth capability that enables seamless data transfer and accelerates support in the field. We recently added pesticide identification capability, which we developed in conjunction with the U.S. Forest Service, an agency of the U.S. Department of Agriculture. Field agency personnel can now easily and safely identify toxic chemicals used in illegal marijuana growing operations on federal lands and quickly begin site remediation, instead of waiting weeks for lab results. All these added capabilities are aimed to address gaps in responders’ workflows, increase engagement, and drive utilization.

We are currently working to expand the MX908’s mission add-ons to support the detection of adulterated and counterfeit pharmaceuticals and have a roadmap of applications in quality control and quality assurance, including GxP cleaning validation.

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

Since the launch of the Rebel in November 2019, we have sold 150 units and 49 of those units have been placed with the top-20 pharmaceutical companies by revenue and 23 organizations have purchased multiple units. Our focus has been on increasing U.S. placements, but we also have a meaningful international opportunity and have recently sold Rebels in China, Japan, South Korea and Europe.

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

Rebel is currently configured to report concentrations of 33 critical extracellular metabolites in cell culture media, such as amino acids, vitamins, and biogenic amines, which are known to substantially affect the growth profile and properties of the resulting biological entities and their expressed materials. Incorporating our microfluidic sample handling and CE technology, as well as our microscale Mass Spec technology, Rebel’s internal autosampler is capable of queueing approximately 96 such samples for unattended analysis and delivering reported concentrations for each sample.

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

Currently, customers of Rebel who are actively utilizing the device are consuming on average approximately half of a 200-sample kit per month. With continuous operation, the Rebel is capable of consuming approximately one 200-sample kit a day.

We also offer an annual certification kit and service plan. The certification kit is shipped to the customer, who loads the provided samples, and executes a certification protocol. The system is remotely qualified and certified based on the data acquired meeting factory specifications.

Annual and extended warranty and service plans are available for the Rebel.

Maven™ and Trace C2

The Maven, launched in January 2023, is our first on-line device for bioprocess monitoring and control. Connecting directly to a single bioreactor, Maven provides real-time continuous monitoring and control of glucose and lactate in cell culture and fermentation processes. Glucose and lactate are critical parameters that biopharmaceutical process development scientists must monitor to ensure optimal cell viability and to improve product yield, quality, efficacy and safety. Taking measurements as frequently as every two minutes, Maven operates without having to manually draw samples out of the bioreactor due to its aseptic sampling probe. This approach preserves precious media and product and reduces the risk of cell culture contamination. Maven precisely monitors nutrient and metabolite concentrations at low levels—0.01 g/L of glucose and 0.05 g/L of lactate. This is especially beneficial in cell therapy applications where tight control of cell culture conditions is vital.

In addition to providing real-time measurements, Maven comes with integrated PID and on/off controllers that enable out-of-the-box feeding automation. The Maven is GMP compliant, takes up a small footprint, and in keeping with our focus on simplicity, is easy to use. Maven can be used in concert with our at-line Rebel device, which quantitates over 30 analytes, to improve and optimize cell culture feeding strategies.

The Trace C2 provides on-line monitoring of methanol or ethanol and control of substrate feeding in fermentation processes. Integrated into the device is an aseptic sampling probe that enables sampling with no loss of bioreactor volume and no increased risk of process contamination. The device includes a dedicated on-board peristaltic pump and an integrated PID controller that can be used for feeding substrates without any additional auxiliary equipment. The Trace C2 and related sampling products were developed by Trace, which we acquired in August of 2022.

Consumables and services

Consumable sets of buffers, probes and biosensors are required for the Maven, Trace C2 and related sampling devices. Annual and extended warranty and service plans are available for these devices.

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

Since launch of the ZipChip platform in March 2016, we have sold 215 ZipChip Interfaces and have established 25 multi-unit accounts in leading, global pharmaceutical organizations and academic institutions. Our ZipChip platform is compatible with market-leading conventional Mass Spec instruments found in laboratories worldwide.

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

Consumables and Services

We offer a variety of kits for the ZipChip Interface that include microfluidic ZipChips and different reagents optimized for a wide scope of applications. These kits include intact antibody, charge variance, metabolomics, peptide and oligonucleotides.

Annual and extended warranty and service plans are available for the ZipChip interface.

Market Opportunities

We have developed ultracompact, high-fidelity Mass Spec devices to interrogate the unknown and invisible and provide actionable results in critical-to-life point-of-need applications. Our first products are purpose-built handheld and desktop Mass Spec devices that currently address a range of applications and markets. We estimate our TAM for our devices was $5.7 billion in 2022, and is growing to an estimated $27 billion by 2027. The TAM for our handhelds was estimated to be $1.3 billion in 2022 with expansion to over $3.9 billion with software application extensions for GxP cleaning validation, and other related quality control assays. Our desktop devices supporting bioprocess development represented a total addressable market of $0.8 billion in 2022 expanding significantly to approximately $15 billion with execution of our roadmap and the rapid growth of cell therapy. We see additional future opportunity to address an estimated $3.6 billion in 2022 across the laboratory chromatography market space growing to more than $8.1 billion with further market growth and roadmap expansion into metabolomics and complex proteomics. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

Our TAM for all device placements in 2022 and expanding in 2027 with product roadmap and market growth

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

Fentanyl is considered to be the deadliest drug threat facing the United States today according to the Drug Enforcement Administration (DEA). In November 2022, the DEA issued a public safety alert warning of a sharp increase in the lethality of fentanyl-laced fake prescription pills. The alert noted that DEA testing found six out of 10 pills contained a potentially lethal dose, an increase from the DEA’s September 2021 alert that four out of 10 pills were found to contain a potentially lethal dose. In addition, the DEA announced in December 2022 that it had seized over 50.6 million fentanyl-laced fake prescription pills in 2022, more than double the amount of fentanyl-laced fake prescription pills it had seized in 2021.

The potency and diversity of these emerging classes pose a major challenge for point-of-need measurements. Near invisible quantities of opioids can be fatal, and street drugs are often heavily obscured with filler materials, making trace detection with high-fidelity technologies an imperative for success. The diversity of the problem also drives the need for agility with devices that can be rapidly updated in the field with new machine learning updates. There are thousands of variants of these highly potent opioids, and other emerging classes such as cathinones and cannabinoids that will further exacerbate the problem.

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

We estimate that the TAM for our handhelds was $1.3 billion per year in 2022 for trace detection of drugs, explosives, priority chemicals, and other hazards on surfaces and in the air. Our TAM expands to $3.9 billion with software application extensions for GxP cleaning validation, and other related quality control assays.

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

Within a cell, thousands of intertwined processes govern the cells ability to produce various proteins, its ability to perform a specific function, and its energy and waste expenditure. But efficient intracellular operations are also highly reliant on the extracellular environment – the cell culture media. In bioreactors, the timely influx of raw materials, environmental controls, and management of waste can be not only essential to efficiency, but literally to the life or death of the cells. The worldwide cell culture media market itself was estimated to be a $3.6 billion business in 2021. Regardless of how carefully the starting cell culture media has been designed and selected, bioprocessing is by definition a dynamic and inhomogeneous process. Cellular biology is complicated and unpredictable.

Due to issues with both the existing point-of-need solutions and alternative laboratory-based workflows, development scientists currently lack an ideal solution to accurately analyze the extracellular environment during or after the growth cycle without having to compromise between timing or completeness.

High-pressure Mass Spec combined with microfluidic sampling and separations will allow for significant efficiencies and new applications for these technologies within life sciences. With real-time access to comprehensive media profiles, bioprocess development scientists can:

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

While mAbs are forecasted to continue to dominate end-product sales over the near term, it is estimated that by 2027 the pipeline of cell and gene therapies will be approximately 7,000 assets, representing more than 50% of the total biologics pipeline. A massive retooling of global bioprocessing capabilities is underway to accommodate the needed small batched production – one per patient in some cases. We estimated our bioprocessing TAM to be $0.8 billion in 2022, across approximately 1,800 sites and 175,000 batches to support process development, and this is expected to expand to approximately $15 billion TAM by 2027 with the execution of our roadmap and the rapid growth of cell therapy.

Our product development roadmap for the Rebel platform includes the extension of current capabilities and move to an on-line and, ultimately, a real-time “bioreactor brain”. In process development today, smaller scale bioreactors are outfitted with a variety of disconnected multi-party simple sensors and controllers. With the increasing trend toward highly parallelized systems with many small-scale bioreactors running simultaneously, manual sampling becomes a significant bottleneck. The roadmap expansion of Rebel’s analyte panel to address core culture kinetics (e.g., glucose, lactate, ammonium, pH, dissolved oxygen) and attributes like cell count, and viable cell density means that this future on-line Rebel+ system could have a uniquely comprehensive assessment of the present state and trajectory of the extracellular environment. Historical data profiles across parallel bioreactors and designed experiments form an excellent basis for machine learning and multivariable predictive control to optimize experimental variables to maximize yield, minimize risk of loss, and improve kinetics – the “bioreactor brain”. An outsize portion of this opportunity is driven by testing in autologous cell therapies and is commensurate with the total expected cell batches produced.

Future Market Opportunities

The fastest and most convenient way to explore new applications incorporating our platform technology is through interfacing with a conventional general-purpose laboratory Mass Spec instrument. Our laboratory interface connects our proprietary microfluidic chips, called ZipChips, to conventional Mass Spec Instruments, in a simple and customer friendly manner to form a discovery platform. Our research customers incorporate our ZipChip Interface into their projects due to its preparation convenience and separation speed. These customers prove-out new assays spanning a range of markets from diagnostics to consumer health and beauty, to agrochemical, oil and gas, and defense. They measure such things as novel therapeutics, quality and process attributes, and explore metabolomics and complex proteomics. We estimate our ZipChip platform was able to address $3.6 billion in 2022 across the research chromatography market space growing to more than $8.1 billion with further market growth roadmap expansion into metabolomics and complex proteomics. The resulting pipeline and market multiplier for subsequent point-of-need products has not been considered and may be significant.

Customers

We sell our products worldwide through an experienced direct sales force as well as through domestic and international channel distribution partners. Our customers are primarily in the pharmaceutical and biotech market, the government market and to a lesser extent, academic markets.

We are always looking for new opportunities to engage directly with our customers. To that end, we held user meetings in 2021 and 2022, which covered the full breadth of our product platforms and their applications. These events brought more than 175 attendees together, both virtually and in person, to hear our customers share their success using our handheld and desktop devices to provide rapid and robust actionable information at the point of need. These customer talks spanned the breadth of our customer base: from pharma – with Amgen, Boehringer Ingelheim, Merck, AstraZeneca and Sartorius – to top research institutions – with MIT, Johns Hopkins University and Dana Farber Cancer Institute – to government agencies – with the USDA, Maine Drug Enforcement Agency, Ohio Bureau of Criminal Investigation and the Fresno, California Police Department.

It was inspiring to hear the impact our technology is having across a range of topics, from bioprocess monitoring to identification of counterfeit pharmaceuticals to high-throughput drug discovery. And, perhaps even most importantly, these user meetings give our customers the opportunity to engage in discussion together – not only to share their experiences but also to increase awareness and educate each other on the value of our technology across these different application areas.

Manufacturing and Supply

Our manufacturing strategy has two components: to outsource subassemblies or assemblies to domestic contract manufacturers where it is cost and capital favorable, and to use our internal manufacturing facilities for the balance of our production needs. Our primary in-house manufacturing facilities are located at our headquarters in Boston, Massachusetts. These facilities are ISO 9001:2015 certified and include approximately 5,100 square feet of configurable production assembly floor, 1,800 square feet of advanced machining space, and 2,000 square feet of configurable cleanroom. Inventory is held in our Boston facilities in a 700 square foot controlled-access cage. As a result of the Trace acquisition, we also have in-house manufacturing facilities in Braunschweig, Germany.

Devices

The MX908, Rebel and ZipChip Interface are manufactured, tested and shipped from our Boston facility. The Maven and related sampling devices are manufactured, tested and shipped from our Braunschweig facility. Several custom components are fabricated by third party suppliers, including printed circuit boards and cables, and metal and plastic mechanical components. The assembly of technology-sensitive components such as our proprietary vacuum pumps and ion trap/ionization module is completed in-house.

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

Volume manufacturing of the ZipChip Interface had been previously outsourced to Columbia Tech, an ISO 9001 wholly-owned subsidiary of Coghlin Companies, Inc., through September 30, 2021. Our Boston facility can and has manufactured ZipChip Interfaces, and upon review of our and Columbia Tech’s manufacturing processes, we transitioned manufacturing of the ZipChip Interface back to our Boston facility beginning in the fourth quarter of 2021. The final testing and shipment of ZipChip Interfaces has been and will continue to be completed from our Boston facility. Additionally, we maintain resources to handle all warranty and service of our devices.

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

Sales and Marketing

We distribute our devices and consumables via direct field sales and support organizations located in North America and through a combination of our own sales force and more than 40 third party distributors in domestic and international markets which include Australia, Canada, China, Czech Republic, Germany, Japan, Singapore, Turkey, and the United Kingdom. In North America, we use distribution partners to provide our products to end customers where a contract vehicle is required. Since the commercial launch of our first handheld, the installed base of our devices has grown to more than 2,300 devices across more than 45 countries.

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

As of December 31, 2022, we had 79 people employed in sales, sales support and marketing. This staff is primarily located in the United States and we have recently hired internationally, using a professional employment organization, to support our sales and applications efforts. We intend to significantly expand our sales, support, and marketing efforts in regions with a concentrated life sciences presence, including large pharmaceutical and biopharma companies. For example, we plan to establish a direct sales footprint in Europe, and to develop a distribution and support network in China. Additionally, we believe that there is significant opportunity in other Asia-Pacific countries such as India and South Korea as well as other areas such as Australia and South America. We plan to expand into these regions via initial penetration with distributors and then subsequent support with direct sales and support personnel.

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

As of December 31, 2022, we had 68 full-time employees dedicated to research and development. Of these, approximately 40% have advanced degrees in engineering or the sciences. We have made substantial investments in product and technology development since our inception. Research and development expense totaled $17.5 million in the year ended December 31, 2022. We expect our research and development expense to increase for the foreseeable future as we enhance our existing products, develop new products for our current markets and introduce new products in new markets.

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

Competition

We have a range of competitors extending from small, privately held companies with single-point solutions to large, publicly-held corporations, including those with a portfolio of Mass Spec products, such as Agilent, Bruker, Danaher, Inficon, Teledyne, PerkinElmer, Shimadzu, Thermo Fisher Scientific, and Waters Corp. Many of these companies have greater resources and market presence than we do.

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

As of December 31, 2022, our owned patent assets included approximately 19 U.S. patents, no pending U.S. patent applications, 41 foreign patents and five pending foreign patent applications in various foreign jurisdictions, including Australia, Austria, Canada, China, France, Germany, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore, Switzerland and Taiwan. The subject matter covered by our owned patent assets includes core aspects of compact Mass Spec technology, a design for a handheld Mass Spec device, a design for a modular Mass Spec chamber, patents for multiple ionization modes and adaptive pressure operation within survey period, the determination of preferred ionization mode, adaptive resolution control, adaptive operation to reduce power consumption, and the detection of positive and negative ions.

As of December 31, 2022, our in-licensed patent assets included approximately 30 U.S. patents, two pending U.S. patent applications, 18 foreign patents, and three pending foreign patent applications. The subject matter covered by our in-licensed patent assets includes a microfabricated ionization source and a microfabricated ionizer chip, microscale Mass Spec systems, devices and related methods, a miniature charged particle trap with an elongated trapping region for Mass Spec, high pressure Mass Spec signal enhancement by means of convective transport, electrospray ionization interface to high pressure Mass Spec, a method of sample injection for chemical separations in microfluidic devices, integrated sample processing for electrospray ionization devices, and microchips with integrated multiple electrospray ionization emitters and related methods, systems and devices. Excluding any patent term extension, the currently issued 908 Devices-owned patents are expected to expire between 2032 to 2038. The currently issued in-licensed patents are expected to expire from 2023 to 2039. We do not expect any of the in-licensed patents that are set to expire in 2022 to have a material effect on our business as those patents relate to a prior design for the ion trap and we have since in-licensed new patents covering the current design.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2022, we owned eight registered trademarks in the United States, nine registered foreign trademarks, and two U.S. pending trademark applications. Our registered trademarks and pending trademark applications include trademarks for 908 Devices, Rebel, MX908, ZipChip, MAVEN, and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

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

Human Capital

As of December 31, 2022, we had 227 full-time employees, of which 79 work in sales, sales support and marketing, 68 work in engineering and research and development, 50 work in manufacturing, operations and service and 30 work in general and administrative. As of December 31, 2022, a substantial majority of our employees were located in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The health and safety of our employees, customers and communities are of primary concern.

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

Risks related to macroeconomic conditions

Uncertainties in global economic conditions or a decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business could impact customer spending patterns and materially and adversely affect our financial condition and operating results.

Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

As a result of these economic conditions, our customers may face their own financial difficulties and the demand and sale of our products to end users and the quantity of products our customers decide to purchase from us (or the mix of products demanded) could be adversely affected, and it may become more challenging to forecast our operating results and make business decisions. Our results of operations are sensitive to changes in macroeconomic conditions that impact discretionary spending. Some of the factors adversely affecting consumer spending include impacts of inflation and actions taken by central banks to counter inflation, levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our global supply chain is large and complex. As a result, our operations and performance depend significantly on global and regional economic conditions. In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, manufacturers, logistics providers, distributors, and other partners. Potential effects include financial instability; inability to obtain credit to finance operations; and insolvency.

A downturn in the economic environment can also lead to increased credit and collectability risk on our receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price.

The COVID-19 global pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.

The COVID-19 pandemic, including resurgences and the emergence of new variants, and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, both we and authorities across the U.S. and globe have implemented precautionary measures that include varying degrees of restriction on social and commercial activity intended to minimize the risk of the virus. While certain of these restrictions were lifted and phased re-openings occurred in some regions, some restrictions continued through fiscal 2022 in certain regions or to certain extents, and other regions have seen a resurgence of COVID-19 cases resulting in reinstitution or expansion of such measures. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. There can be no certainty that such policies will continue, or that new or similar restrictions will not be imposed to address the continued spread of COVID-19 or any of its variants, or to address other outbreaks, epidemics, pandemics or public health crises, and the extent of the impact on our business and financial condition from measures to counteract the effects of a public health crisis, such as the COVID-19 pandemic, will depend on numerous evolving factors that we may not be able to accurately predict.

In particular, the COVID-19 pandemic, including resurgences and the emergence of new variants, and efforts to control its spread, has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have caused reduced capital spend by our existing customers and potential new customers, and could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. For example, Federal customers may divert funds to address their own supply chain or other challenges, which could delay the progression of customer trials and pilots of our products into larger enterprise-wide justification, purchase and deployment of both of our devices and consumables. The long-term effects to the global economy and to us are difficult to assess or predict and may lead to a decline in the market prices of our products, risks to employee health and safety, risks to our ability to manufacture and distribute our products and services and reduced sales in geographic locations impacted.

In addition, the strain on certain domestic and international supply chains from the COVID-19 pandemic has resulted in production slowdowns, longer lead times and negative impacts on pricing for certain of our critical components, including, among other things, electronic and plastic components necessary to manufacture our products. Our suppliers may have to temporarily close a facility, face staffing shortages, production slowdowns and stoppages, be overwhelmed by unexpected demand or face disruptions in delivery systems which may require suppliers to locate shipping routes that avoid delivery bottlenecks, all of which could cause delays in delivery. If our suppliers are unable to deliver the components and subassemblies we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all.

A significant portion of our field sales, customer training events and other application services have historically been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. We have experienced, and may experience in the future, prolonged restrictive measures put in place in order to control the spread of COVID-19 or another pandemic, epidemic or outbreak of an infectious disease that prevented us from meeting customers in person and attending conferences, which has, and may in the future, negatively impact our ability to attract new customers or retain and expand our relationships with existing customers.

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

To the extent a pandemic, epidemic or outbreak of an infectious disease in the United States such as the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.

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

As we continue to expand and develop our business, we expect to incur significant additional expenditures in the areas of sales, marketing, research and development, and customer service and support. Additionally, we may encounter unforeseen issues that require us to incur additional costs. We will have to generate and sustain increased revenue to achieve profitability and positive cash flow as a result of these increased expenditures. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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

Our quarterly results of operations may fluctuate significantly from period-to-period. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•	our dependence on a limited number of large orders from U.S. government agencies for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order, or any delay in our fulfillment of deliverables under a customer order, could significantly reduce our revenue for that quarter;
•	market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics;
•	the addition of new customers or the loss of existing customers;
•	the rates at which customers purchase additional products or consumables from us;
•	our ability to enhance our products with new and better functionality that meets customer requirements;
•	the length and unpredictability of our product sales cycle;
•	the productivity and growth of our sales force and customer service team;
•	the effectiveness of our distributors in securing new orders and fulfilling existing orders;
•	service interruptions with any of our single source suppliers or subassembly manufacturers;
•	our ability to attain and maintain production volumes and quality levels for our products, and to accurately forecast customer demand for our products and consumables;
•	the timing of our product releases or upgrades or related announcements by us or our competitors;
•	the possibility of seasonality in demand for our products;
•	changes in pricing by us or our competitors;
•	the timing of investments in research and development related to new product releases or upgrades;
•	our ability to control costs, including operating expenses and the costs of the components used in our products;
•	future accounting pronouncements and changes in accounting policies;
•	costs related to the acquisition and integration of companies, assets, or technologies; and
•	general economic, political, or stock market conditions.

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

We sell our products in industries that are characterized by significant product enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. To achieve market acceptance for our products, we must effectively anticipate customer requirements, and we must offer products that meet changing customer demands in a timely manner. Customers may require product features and capabilities that our current products do not have. Any of the current plans we have for future developments or enhancements are strategic in nature and not commitments to develop such capabilities for our customers. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be harmed.

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

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with distributors across all of our key markets. During 2022, our distributors accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large distributors, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of distributors.

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

In 2022, a majority of our product and service revenue was derived from sales of our handheld products, mainly the MX908. Today, this market consists primarily of first responders, firefighters, local, state and federal law enforcement, as well as military, customs and homeland security customers. Continued market acceptance of the products we sell to these organizations is critical to our future success, and the adoption of our products by these organizations worldwide is a key part of our growth strategy. If market demand for our MX908 product declines, if our products fail to maintain or achieve greater market acceptance, or if we fail to execute on our sales and customer service efforts in the field forensics market, we will not be able to grow our revenue sufficiently to achieve or maintain profitability.

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

We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, we have entered into agreements regarding a specific government program opportunity to develop an aerosol vapor detector, and more recently we entered into several engagements related to the evaluation of our products within the cell therapy and gene therapy markets. We seek to continue to prioritize opportunities and allocate our resources among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of workflows for new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant products and applications for markets such as antibody therapeutics, cell therapy or the synthetic biology market, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations, and prospects.

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

Additionally, damage to a manufacturing facility or other property of any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations. For additional risks related to the supply of necessary components, refer to the risk factor entitled “The COVID-19 global pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results” above.

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

If we experience a significant disruption in our information technology systems and infrastructure, or breaches or compromises of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and infrastructure are potentially vulnerable to breakdown or damage or interruption or otherwise may sustain damage from malicious intrusion and computer viruses, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters and catastrophes (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures, or other disruptive events. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition to traditional computer hackers, malicious code (such as viruses and worms), phishing attacks and social engineering, business email compromise, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our vendors or partners change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Therefore, despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures or those of our vendors and partners are meaningfully compromised as a result of third party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, hostile foreign governments, industrial espionage, wire fraud or otherwise, our reputation and customer trust could be damaged, our business, results of operations and financial condition may be harmed and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems and infrastructure or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems (and those of our vendors and partners) are potentially vulnerable to data security compromises or breaches, whether by internal bad actors (e.g., employees) or external bad actors (attacks of which are becoming increasingly sophisticated, including social engineering and phishing scams), which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Further, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies or breaches. Such data security compromises or breaches to our data, whether stored on our systems or on those of third parties, could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, breaches or compromises, these events can be difficult to detect and any delay in identifying such breaches, incidents or compromises may lead to increased harm and legal exposure of the type described above.

The cost of investigating, mitigating and responding to potential data security breaches or compromises and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

We expect our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	adverse or uncertain macroeconomic conditions, including a global economic downturn or recession;
•	global impacts of inflation and actions taken by central banks to counter inflation;
•	the rising cost of labor in the foreign countries in which we and our suppliers operate, resulting in increases in our costs of doing business internationally;

•	geopolitical conditions, including changes in a specific country's or region's political or economic conditions, including the ongoing military conflict between Russia and Ukraine and the threat that such conflict could spread to other parts of Europe;
•	the difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;
•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	many, if not most, foreign governments are investing less in safety and security and in technology to detect dangerous chemicals than the U.S. government;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	compliance with privacy and data security requirements in foreign jurisdictions in which we operate;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products and the products’ built-in library of chemical substances;
•	compliance with foreign technical standards;
•	increased length of time for shipping and acceptance of our products;
•	increased exposure to foreign currency exchange rate risk;
•	reduced protection for intellectual property rights in some countries; and
•	political unrest, war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the COVID-19 pandemic, or responses to such events.

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

Compliance with global data protection, privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (“EU”) is subject to the EU General Data Protection Regulation(“EU GDPR”), which took effect across all member states of the European Economic Area, or the EEA, in May 2018. Following the United Kingdom’s (“UK”) withdrawal from the EU (“Brexit”), the EU GDPR has been incorporated into UK laws (“UK GDPR”) (together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including granting individuals certain rights with respect to their personal data, including rights of access and deletion in certain circumstances, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to 4% of global annual revenue or €20 million (£17.5 million), whichever is greater.

All of these evolving compliance and operational requirements may require us to modify our data processing practices and policies, put in place additional compliance mechanisms, and review our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that store, process or transfer personal data on our behalf, which in turn could distract management or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable laws and regulations relating to data protection, privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Since the shares were sold in our initial public offering in December 2020, the price per share of our common stock has experienced significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control, include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;
•	the financial guidance that we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	changes in financial estimates by securities analysts, our failure to meet such estimates, or failure of analysts to initiate or maintain coverage of our stock;
•	the public’s response to our press releases or other public announcements by us, including our filings with the SEC;
•	announcements by us or our competitors of significant technical innovations, products, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	failure of any of our products to achieve or maintain market acceptance;
•	introduction of technologies or product enhancements that reduce the need for our products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of senior management or key personnel;
•	changes in market valuations of similar companies in reaction to industry events, even if these events do not directly affect us;
•	investors’ general perception of us;
•	market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics;
•	the sustainability of an active trading market for our common stock; and
•	future sales of our common stock by our officers, directors or affiliates.

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

Our fourth amended and restated bylaws designate specific courts in Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

General Risk Factors

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis to provide our annual management assessment of our internal control over financial reporting pursuant to Section 404. As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting, including in connection with any past or future acquisitions, or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities if required to raise additional funds. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. Our decision to issue debt or equity securities will also depend on contractual, legal, and other restrictions that may limit our ability to raise additional capital and may require us to obtain stockholder approval, which we may not be able to obtain.

Any required additional financing may not be available on terms acceptable to us, or at all. For instance, debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability, and any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may further negatively affect our short-term ability or desire to incur debt. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of March 10, 2023, we had substantially all of our cash and cash equivalents on deposit with SVB.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

In addition, if any parties with whom we conduct business are unable to access funds held in uninsured deposit accounts or pursuant to lending arrangements with a financial institution that is placed in receivership by the FDIC, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

On August 3, 2022, we entered into a share purchase and transfer agreement and completed our acquisition of 100% of the registered share capital of TRACE Analytics GmbH, a German limited liability company located in Braunschweig, Germany (Trace), for total potential purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment plus (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace.

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

•	the purchase price we pay could significantly deplete our cash reserves, impair our future operating flexibility or result in dilution to our existing stockholders;
•	we may find that the acquired company, assets or technology does not further improve our financial and strategic position as planned;
•	we may find that we overpaid for the company, asset or technology, or that the economic conditions underlying our acquisition have changed;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired assets or technologies;
•	the acquisition may be viewed negatively by customers, financial markets, or investors;
•	we may have difficulty incorporating the acquired technologies or products with our existing products;
•	we may encounter difficulty entering and competing in new product or geographic markets;
•	we may encounter a competitive response, including price competition or intellectual property litigation;
•	we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;
•	we may be subject to litigation by terminated employees or third parties;
•	we may be subject to additional liabilities that are not possible to be known at the time of the acquisition;
•	we may incur debt and restructuring charges;
•	we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
•	our due diligence process may fail to identify significant existing issues with the target company’s product quality, product architecture, financial disclosures, accounting practices, internal controls, legal contingencies, intellectual property and other matters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarter is located in Boston, Massachusetts, where we lease and occupy approximately 37,500 square feet of space for office, research and development laboratories, assembly, high tech manufacturing and light manufacturing uses. The lease for this facility expires on October 7, 2025. Our Europe headquarter is located in Braunschweig, Germany, where we lease and occupy approximately 7,500 square feet of space for office, research and development laboratories, assembly, high tech manufacturing and light manufacturing uses. The lease for this facility expires on January 5, 2028. We have an office located in Chapel Hill, North Carolina that is approximately 2,000 square feet and supports assay development for Rebel and ZipChip. The lease for this facility expires on June 30, 2023. We have signed a seven-year lease for an approximately 13,300 square foot facility in Morrisville, North Carolina, and we expect to begin occupying that space in the first half of 2023. We believe that our current and expected facilities meet our current and future anticipated needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 13, 2023, there were approximately 24 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees”. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

We did not issue or grant any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is currently restricted by the terms of our 2022 Revolver with Silicon Valley Bank. In addition, the terms of any future debt instruments may also materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit alongside bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, Rebel, ZipChip Interface, Maven and related sampling devices.

On August 3, 2022, we completed our acquisition of 100% of the registered share capital of Trace pursuant to a share purchase and transfer agreement, for a total purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment, (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty-four-month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace. Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. We expect to integrate acquired sampling technology within future product offerings.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $46.9 million and $42.2 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $33.6 million and $22.2 million for those same years. As of December 31, 2022, we had an accumulated deficit of $134.2 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Global Economic Conditions Including COVID-19

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions and the COVID-19 pandemic and potential recessionary pressures, on our business, results of operations and financial results.

During 2022, our performance was affected by impacts from the COVID-19 pandemic, including supply chain disruptions, delays and rising costs, as well as labor challenges associated with employee absences, remote work, and adjusted work schedules. Moreover, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences, and our ability to participate in these customer and industry events improved in 2022 but remains limited by prohibitions on travel, restricted access to customer locations and large in-person gatherings. As the situation around COVID-19, including any variants thereof, evolves further, we are continuing to focus on promoting the health, safety and financial security of our employees and serving our customers. We will continue to monitor supply chain risks and other impacts from the COVID-19 pandemic.

We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank, or SVB, being closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver on March 10, 2023 and Signature Bank being closed by its New York charter authority on March 12, 2023. As of March 10, 2023, we had substantially all of our cash and cash equivalents on deposit with SVB and Signature Bank. We are also monitoring the impacts that these events may have on our customers and vendors.

We are also closely monitoring increased economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macro-economic conditions present risks for us and our suppliers. For example, general inflation in the United States, Europe, EMEA and other geographies has risen to levels not experienced in recent decades, which has led to rising prices for our raw materials and other inputs, as well as rising salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

While it is difficult to predict all of the impacts these global economic events, including the COVID-19 pandemic and developments affecting financial institutions, and rising inflation and interest rates will have on our business and to predict the effects of these factors on our customers’ spending in the near term, we believe the long-term opportunity that we see for our products and services remain unchanged.

Additional information regarding these global impacts on our business is set forth within this Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

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

We plan to grow our device sales in the coming years through multiple strategies including expanding our sales efforts domestically and globally and continuing to enhance the underlying technology and applications for life sciences research related to our Rebel, ZipChip Interface, Maven and related sampling devices. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing our devices and enabling our customers to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our devices and consumables.

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

Our desktop devices are typically used by the pharmaceutical, biotechnology and academia markets. Our sales cycles within these markets tend to vary based on the size of the customer and the number of devices they purchase. Our shortest sales cycles are typically for small laboratories and individual researchers where, in some cases, we receive purchase orders from these customers within three months. Our sales process with other institutions can be longer with most customers submitting purchase orders within six to twelve months. Given the variability of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our desktop device sales on a period-to-period basis. Additionally, we have experienced and may continue to experience the impact of laboratory shutdowns and limited access to laboratories, related to COVID-19 on device and consumable sales to these markets.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 35% and 19% of total product and service revenue for the years ended December 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Revenue from the sales of consumables will vary by type of device. We expect that recurring revenue as a percentage of the original device price to be higher for our desktop devices (Rebel, ZipChip Interface, Maven and related sampling devices) than for our handheld device (MX908). While we sell single-use swab samplers for MX908 to be used in liquid and solid materials analysis, there are a number of other applications that the MX908 can be used for that do not require consumables. MX908 recurring revenue is also comprised of accessories, such as the Aero module, which can drive the handheld recurring revenue as a percent of overall product and service revenue higher in certain periods. Rebel and ZipChip Interface require consumables kits for all areas of operations. Currently, Rebel customers, who are actively utilizing the device, are consuming on average approximately half a 200-sample kit per month; however, Rebel is a relatively new product and purchasing patterns related to our consumables kits are evolving. We expect that the number of kits sold per month will vary over the short term. In time, we expect Rebel consumables kits sales to become more consistent as our installed base grows and our customers establish usage patterns. At maximum potential capacity, with continuous operation, the Rebel can consume approximately one 200-sample kit per day. Maven and related sampling devices require consumable sets of buffers, probes and biosensors for all areas of operations.

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

During the years ended December 31, 2022 and 2021, our product placements (units recognized as revenue) by device type were as follows:

	Year Ended December 31,
	2022	2021
Product Placements:
MX908	370	492
Rebel	50	54
ZipChip Interface	30	28
Total Product Placements	450	574

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	December 31,
	2022	2021
Cumulative Product Placements:
MX908	2,020	1,650
Rebel	150	100
ZipChip Interface	215	185
Cumulative Product Placements	2,385	1,935

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 65% and 81% of our product and service revenue for the years ended December 31, 2022 and 2021, respectively. Consumables and service revenue accounted for 35% and 19% of our product and service revenue for the years ended December 31, 2022 and 2021, respectively.

Our current device offerings include:

●	Handheld devices—MX908; and
●	Desktop devices—Rebel, ZipChip Interface, Maven and related sampling devices.

We sell our devices directly to customers and through distributors. Each of our device sales drives various streams of recurring revenue comprised of consumable product sales and service revenue.

Our consumables consist of:

●	MX908—accessories and swabs;
●	Rebel—consumables kit with a microfluidic chip and standards;

●	ZipChip Interface—microfluidic chip, reagent and assay kits; and
●	Maven and related sampling devices—probes, tubing sets and accessories.

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

Licenses and contract revenue

License and contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our license and contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, our revenue was comprised of revenue from the following sources:

	Year Ended December 31,
	2022	2021

	(in thousands)
Product and service revenue:
Device sales revenue	$28,757	$33,287
Consumables and service revenue	15,718	7,821
Total product and service revenue	44,475	41,108
License and contract revenue	2,377	1,098
Total revenue	$46,852	$42,206

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Product and Service Revenue by Device:
Handheld	$29,536	$29,160
Desktop	14,939	11,948
Total product and service revenue	$44,475	$41,108

	Year Ended December 31,
	2022	2021

	(in thousands)
Product and Service Revenue by Market:
Government	$29,964	$29,755
Pharmaceutical/Biotechnology	14,241	11,264
Academia	270	89
Total product and service revenue	$44,475	$41,108

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

Provision for Income Taxes

We have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States and have recorded a full valuation allowance against our net deferred assets, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2022, we had gross federal and state operating loss carryforwards of $92.3 million and $64.0 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $57.9 million of federal gross operating losses do not expire. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $5.9 million and $2.8 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2029, respectively.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

Comparison of the Years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Revenue:
Product and service revenue	$44,475	$41,108	$3,367
License and contract revenue	2,377	1,098	1,279
Total revenue	46,852	42,206	4,646
Cost of revenue:
Product and service cost of revenue	20,430	18,654	1,776
License and contract cost of revenue	399	319	80
Total cost of revenue	20,829	18,973	1,856
Gross profit	26,023	23,233	2,790
Operating expenses:
Research and development	17,526	13,067	4,459
Selling, general and administrative	43,879	32,235	11,644
Total operating expenses	61,405	45,302	16,103
Loss from operations	(35,382)	(22,069)	(13,313)
Other income (expense):
Interest income	2,031	548	1,483
Interest expense	(129)	(486)	357
Other income, net	(83)	(162)	79
Total other income (expense), net	1,819	(100)	1,919
Net loss	$(33,563)	$(22,169)	$(11,394)

Revenue, Cost of revenue and Gross profit

Product and service

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Product and service revenue	$44,475	$41,108	$3,367	8%
Product and service cost of revenue	20,430	18,654	1,776	10%
Gross profit	$24,045	$22,454	$1,591	7%
Gross profit margin	54%	55%	(1)%

Our product and service revenue is comprised of revenue from sales of devices and related consumables and service as follows:

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Device sales revenue	$28,757	$33,287	$(4,530)	(14)%
Consumables and service revenue	15,718	7,821	7,897	101%
Total product and service revenue	$44,475	$41,108	$3,367	8%

Product and service revenue increased by $3.4 million, or 8%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. Device sales accounted for 65% and 81% of our product and service revenue for the years ended December 31, 2022 and 2021, respectively. Consumables and service revenue accounted for 35% and 19% of our product and service revenue for the years ended December 31, 2022 and 2021, respectively. The decrease in device sales of $4.5 million was primarily due to a decrease of $5.3 million in handheld device sales from 122 fewer MX908 devices sold. This decrease was primarily related to shipments to the United States Army, offset in part by an increase in sales within state and local and certain international markets in the year ended December 31, 2022. The decrease in devices sales was offset in part by a $0.8 million increase in device sales related to our desktop products primarily due to higher average selling prices and channel mix for our Rebel and ZipChip devices, offsetting a 2 unit decrease in desktop devices, and the device revenue from Maven and related sampling device placements in the year ended December 31, 2022. Consumables and service revenue increased by $7.9 million due to an increase of $3.6 million from handheld accessories and consumables, primarily related to the Aero module and the shipments to the US Army in 2022, an increase in service revenue of $3.4 million and a $0.9 million increase in desktop consumables, mainly from Rebel kit sales.

Product and service cost of revenue increased by $1.8 million, or 10%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in product and service cost of revenue was primarily related to a $1.5 million increase in personnel related costs, a $0.6 million increase in freight costs and a $0.5 million increase related to volume, mix and production related costs and variances. These increases were offset in part by a $0.5 million decrease in warranty costs and a $0.5 million decrease in royalty costs, primarily related to lower device sales for the year ended December 31, 2022.

Product and service gross profit increased by $1.6 million, or 7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the increase in recurring revenues, offset in part by investments in our service resources to support our growing installed base and increases in manufacturing infrastructure. Gross profit margin was down slightly at 54% for the year ended December 31, 2022.

License and contract

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
License and contract revenue	$2,377	$1,098	$1,279	116%
License and contract cost of revenue	399	319	80	25%
Gross profit	$1,978	$779	$1,199	154%
Gross profit margin	83%	71%	12%

License and contract revenue increased by $1.3 million, or 116%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in license and contract revenue was primarily related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract resulting in $0.9 million higher contract revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021. The additional increase in license and contract revenue is related to work performed under a prime contract held directly with the U.S. government that concluded in the year ended December 31, 2022.

License and contract cost of revenue increased $0.1 million, or 25% for the year ended December 31, 2022, compared to the year ended December 31, 2021 due to the mix of contract deliverables across the current contracts.

License and contract gross profit increased by $1.2 million, or 154%, and gross profit margin increased by 12 percentage points for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the mix in contract deliverables, including alignment of effort completed to date with funding on the contracts resulting in higher contract revenue for the year ended December 31, 2022.

Operating Expenses

Research and development

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expenses	$17,526	$13,067	$4,459	34%
Percentage of total revenue	37%	31%

Our research and development expenses were $17.5 million for the year ended December 31, 2022, an increase of $4.5 million from research and development expenses of $13.1 million for the year ended December 31, 2021. The increase was due primarily to a $2.5 million increase in salaries and related costs from growing headcount, a $1.2 million increase in stock-based compensation and a $0.4 million increase in materials and supplies related to product development efforts.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$43,879	$32,235	$11,644	36%
Percentage of total revenue	94%	76%

Our selling, general and administrative expenses were $43.9 million for the year ended December 31, 2022, an increase of $11.6 million from selling, general and administrative expenses of $32.2 million for the year ended December 31, 2021. The increase was due primarily to a $6.3 million increase in salaries and related costs from growing headcount, and a $3.3 million increase in stock-based compensation. The remaining $2.0 million increase during the year ended December 31, 2022 was due primarily to a $1.4 million increase in travel expenses, a $0.6 million increase in IT related subscription fees, a $0.6 million increase related to legal fees, and a $1.2 million increase related to all other selling, general and administrative expenses, which was partially offset by a $1.8 million decrease in allowance for bad debt recorded in the year ended December 31, 2021.

Other Income (Expense)

Interest income

Interest income increased by $1.5 million from $0.5 million for the year ended December 31, 2021. The increase was due to an increase in interest earned from our higher cash and cash equivalent balances from the proceeds from the November 2021 Offering, as well as higher interest rates on our interest bearing accounts.

Interest expense

Interest expense decreased by $0.4 million for the year ended December 31, 2022, from $0.5 million for the year ended December 31, 2021. The decrease was primarily due to lower average outstanding borrowings during the year ended December 31, 2022 and a loss on extinguishment of debt of $0.2 million recorded for the year ended December 31, 2021.

Other income (expense), net

Other income (expense), net was $0.1 million for the year ended December 31, 2022. Other income (expense), net did not change materially from other income (expense), net of $0.2 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and, most recently, with proceeds from our underwritten public offering in November 2021. As of December 31, 2022, we had cash and cash equivalents of $188.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months. We do not believe that the events that have impacted SVB and Signature Bank will impact our ability to operate for at least the next twelve months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market uptake of our products and growth into new and existing markets:
●	the cost of our research and development efforts to expand the applications of our current devices and to create enhanced products with our platform of technologies;
●	the cost of expanding our commercial operations, including distribution capabilities, and accelerating planned investments, such as hiring additional support, service, and sales management in Europe, Asia Pacific, and Latin America, bolstering our infrastructure in these regions;
●	the cost of acquiring complementary businesses, products, services, or technologies, when and if required;
●	the success of our existing collaborations and our ability to enter additional collaborations in the future;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

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

On November 2, 2022, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “2022 Revolver”).

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

As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

The 2022 Revolver also contains certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, our ability to change the principal nature of our business, dispose of our business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem our capital stock, engage in transactions with affiliates or otherwise encumber our intellectual property, maintain no more than $3.6 million in non-SVB accounts at any point in time, in each case, subject to customary exceptions.

As of March 14, 2023, the ability to access the 2022 Revolver will be dependent on maintaining compliance with certain financial covenants, including maintaining the appropriate amount of deposits with SVB, and SVB being able to fulfill its obligations if we were to draw down under the 2022 Revolver. Please refer to Note 19 to our consolidated financial statements for further discussion regarding the potential impacts of the closure of SVB.

We may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants, in addition to our existing covenants, restricting our operations or our ability to incur additional debt or potentially limiting our ability to obtain new debt financing or the refinance of our existing debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(20,930)	$(29,082)
Cash used in investing activities	(15,807)	(737)
Cash provided by financing activities	1,179	94,725
Effect of foreign exchange rate changes on cash and cash equivalents	18	—
Net decrease in cash, cash equivalents and restricted cash	$(35,540)	$64,906

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $21.0 million, primarily resulting from our net loss of $33.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $3.3 million and noncash charges of $9.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022, consisted primarily of a $5.9 million increase from changes in account receivable, a $1.9 million increase from changes in deferred revenue and a $1.2 million increase in right-of-use operating lease assets, partially offset by a $5.5 million decrease from changes in inventory and a $1.3 million decrease from operating lease liabilities.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $15.8 million, due primarily to $13.8 million used with the acquisition of Trace that occurred in August, 2022 and purchases of other property and equipment.

During the year ended December 31, 2021, net cash used in investing activities was $0.7 million, due to purchases of laboratory and demonstration equipment.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2022, was $1.2 million, consisting primarily of proceeds from the issuance of common stock upon option exercises. We also paid off and drew down $60.0 million under the 2022 Revolver and 2021 Revolver, resulting in no net proceeds during the year ended December 31, 2022.

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

Contractual Obligations

We have operating lease obligations for office space and certain equipment, which have remaining lease terms ranging from less than one year to approximately seven years. The total future minimum payments under such leases are $9.1 million as of December 31, 2022, of which $2.2 million is expected to be paid in 2023.

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

During the fiscal year ended December 31, 2022, we made no cash contributions to our foreign pension plan, assumed as a part of Trace acquisition.

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

For a contract with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available, we may use third party pricing for similar products or services or estimate the standalone selling price, which is set by management.

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

We test goodwill for impairment at the reporting unit level, which is the operating segment, in the fourth quarter of every year. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the quantitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires the management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

Item 8. Financial Statements and Supplementary Data.

908 DEVICES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 908 Devices Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 908 Devices Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2023

We have served as the Company's auditor since 2013.

908 DEVICES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$188,422	$224,073
Accounts receivable, net of allowance for doubtful accounts of $25 and $1,750 at December 31, 2022 and December 31, 2021	10,033	16,375
Inventory	12,513	7,918
Prepaid expenses and other current assets	4,658	4,527
Total current assets	215,626	252,893
Operating lease, right-of-use assets	3,956	5,182
Property and equipment, net	3,083	1,603
Goodwill	10,050	—
Intangible assets, net	8,488	—
Other long-term assets	1,384	1,228
Total assets	$242,587	$260,906
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,397	$1,371
Accrued expenses	8,847	6,961
Deferred revenue	7,514	5,160
Operating lease liabilities	1,468	1,344
Total current liabilities	19,226	14,836
Long-term debt	15,000	15,000
Operating lease liabilities, net of current portion	3,040	4,508
Deferred revenue, net of current portion	11,496	11,958
Deferred income taxes	2,671	—
Other long-term liabilities	555	—
Total liabilities	51,988	46,302
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,859,847 shares and 31,077,004 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	323,969	315,210
Accumulated other comprehensive income	798	—
Accumulated deficit	(134,200)	(100,637)
Total stockholders' equity	190,599	214,604
Total liabilities and stockholders' equity	$242,587	$260,906

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Product and service revenue	$44,475	$41,108
License and contract revenue	2,377	1,098
Total revenue	46,852	42,206
Cost of revenue:
Product and service cost of revenue	20,430	18,654
License and contract cost of revenue	399	319
Total cost of revenue	20,829	18,973
Gross profit	26,023	23,233
Operating expenses:
Research and development	17,526	13,067
Selling, general and administrative	43,879	32,235
Total operating expenses	61,405	45,302
Loss from operations	(35,382)	(22,069)
Other income (expense):
Interest income	2,031	548
Interest expense	(129)	(486)
Other income, net	(83)	(162)
Total other income (expense), net	1,819	(100)
Net loss	(33,563)	(22,169)
Net loss per share
Basic and diluted	$(1.07)	$(0.79)
Weighted average common shares outstanding
Basic and diluted	31,492,531	27,957,904

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	(33,563)	(22,169)
Other comprehensive income (loss)
Foreign currency translation adjustment	798	—
Total other comprehensive (income) loss	798	—
Comprehensive loss	$(32,765)	$(22,169)

908 DEVICES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	27,273,095	$27	$217,482	$—	$(78,468)	$139,041
Issuance of common stock upon exercise of stock options	653,735	1	851	—	—	852
Issuance of common stock, net of issuance costs of $ 376	3,150,000	3	94,373	—	—	94,376
Stock-based compensation expense	—	—	2,504	—	—	2,504
Vesting of restricted stock units	174	—	—	—	—	—
Net loss	—	—	—	—	(22,169)	(22,169)
Balances at December 31, 2021	31,077,004	31	315,210	—	(100,637)	214,604
Issuance of common stock upon exercise of stock options	687,973	1	1,021	—	—	1,022
Stock-based compensation expense	—	—	7,207	—	—	7,207
Issuance of common stock upon ESPP purchase	37,316	—	531	—	—	531
Vesting of restricted stock units	57,554	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	798	—	798
Net loss	—	—	—	—	(33,563)	(33,563)
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,563)	$(22,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,614	925
Stock-based compensation expense	7,207	2,504
Noncash interest expense and loss on extinguishment of debt	47	178
Provision for inventory obsolescence	376	191
Provision for doubtful accounts	—	1,725
Change in fair value of contingent consideration	161	—
Deferred income tax	(129)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,930	(11,275)
Inventory	(5,475)	(4,481)
Prepaid expenses and other current assets	844	(4,120)
Other long-term assets	(93)	(476)
Accounts payable and accrued expenses	452	2,753
Deferred revenue	1,892	5,426
Right-of-use operating lease assets	1,226	1,121
Operating lease liabilities	(1,344)	(1,190)
Other long-term liabilities	(75)	(194)
Net cash used in operating activities	(20,930)	(29,082)
Cash flows from investing activities:
Purchases of property and equipment	(2,045)	(737)
Acquisitions, net of cash acquired	(13,762)	—
Net cash used in investing activities	(15,807)	(737)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	94,752
Payments for withholding taxes on vested awards	(262)	—
Proceeds from issuance of common stock	1,553	852
Payments of public offering costs	(112)	(840)
Proceeds from borrowings on revolving line of credit	60,000	30,000
Repayment on revolving line of credit	(60,000)	(15,000)
Repayment of notes payable	—	(15,000)
Payments of debt issuance costs	—	(39)
Net cash provided by financing activities	1,179	94,725
Effect of foreign exchange rate changes on cash and cash equivalents	18	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,540)	64,906
Cash, cash equivalents and restricted cash at beginning of period	224,133	159,227
Cash, cash equivalents and restricted cash at end of period	$188,593	$224,133
Supplemental disclosure of noncash investing and financing information:
Public offering costs included in accounts payable and accrued expenses	$—	$112
Property and equipment included in account payable	219	—
Transfers of inventory to property and equipment	887	940
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$188,422	$224,073
Restricted cash included in prepaid expenses and other current assets	60	60
Restricted cash included in other long-term assets	111	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$188,593	$224,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$366

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

908 Devices Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2012. The Company is a commercial-stage technology company providing a suite of purpose-built handheld and desktop mass spectrometry devices for the point-of-need to interrogate unknown and invisible materials in a broad array of markets including life sciences research, bioprocessing, industrial biotech, forensics, and adjacent markets.

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

While the Company maintains an inventory of finished products and raw materials used in its products, as the situation around COVID-19, including any variants thereof, evolves further, the pandemic could lead to shortages in the raw materials necessary to manufacture its products. An additional potential impact to the Company’s business is the negative impact to the Company’s customers’ and potential customer’s ability to make investments and timely payments for purchased products as a result of allocating resources to address COVID-19 issues or in response to the rising inflation.

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

Acquisition

The Company acquired TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022. In February 2023, Trace formally changed its name to 908 Devices GmbH. Trace is a leading provider of online analysis systems for biotech applications in research, development, and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of Trace, the Company has acquired enabling sampling technology that it expects to integrate within future product offerings. See Note 17, Acquisition, for further information.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, 908 Devices (Shanghai) Technology Co., Ltd. and Trace. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $33.6 million and $22.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $134.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 15, 2023, the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the rising inflation and higher interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Please refer to Note 19 for further discussion regarding the potential impacts of the closure of the Company’s two financial institutions at which the Company currently hold deposits.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. One customer represented 28% and 43% of total revenue, respectively, for the year ended December 31, 2022 and 2021. As of December 31, 2022, two customers accounted for 20% and 12% of gross accounts receivable. As of December 31, 2021, two customers accounted for 63% and 11%, respectively, of gross accounts receivable.

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

Accounts Receivable, net

Accounts receivable are presented net of a provision for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. An allowance for doubtful accounts is established when it is probable a credit loss has been incurred based on historical collection information, a review of major customer accounts receivable balances and an assessment of current economic conditions. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. During the year ended December 31, 2021, the Company deemed certain receivables from a customer in the Middle East uncollectible due to credit and economic conditions, including the impact of COVID-19, and recorded a provision for bad debts of $1.7 million. During the year ended December 31, 2022, the Company concluded that the receivable was uncollectable and offset the invoices against the provision for bad debts. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts were less than $0.1 million and $1.8 million, respectively.

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

When a device is used as demonstration equipment, such device is reclassified from inventory to demonstration equipment under property and equipment and begins to depreciate over its estimated useful life. The Company does not refurbish such device or reverse transfer the device to inventory.

Impairment of Long-Lived Assets

Long-lived assets consist of operating lease right-of-use assets and property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s products. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2022 and 2021.

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

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment, in the fourth quarter of every year. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the quantitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Intangible assets with a finite useful life are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives as follows:

Customer Relationships	8 years
Developed Technology	15 years
Software	3 years
Trade Name	2 years

The Company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows that are expected from the use of each asset group. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, the Company utilizes the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company provides a suite of purpose-built handheld and desktop mass spectrometry devices for use in a broad array of markets. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker is its Chief Executive Officer. See Note 18, Segment Reporting and Geographic Data, for disclosure of tangible assets by Geographic locations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of December 31, 2022 or 2021.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Year Ended December 31,
	2022	2021
Balances at beginning of period	$14,521	$8,938
Recognition of revenue included in balance at beginning of the period	(4,502)	(2,363)
Other adjustments	(10)	(110)
Revenue deferred during the period, net of revenue recognized	6,501	8,056
Balances at end of period	$16,510	$14,521

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	December 31,
	2022	2021
Deferred revenue expected to be recognized in:
One year or less	$7,514	$5,063
One to two years	4,750	3,731
Three years and beyond	4,246	5,727
	$16,510	$14,521

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying consolidated balance sheet. The Company had contract assets related to contract or license revenue totaling $0.4 million and $0.2 million, respectively, for the years ended December 31, 2022 and 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of December 31, 2022, the Company had contract liabilities totaling $2.5 million related to contract and license revenue, which the Company expects to recognize in 2024 and beyond. As of December 31, 2021, the Company had contract liabilities totaling $2.6 million related to contract and license revenue, of which the Company recognized $0.1 million in 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of December 31, 2022, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.3 million related to contract and license agreements entered prior to period end, which the Company expects to recognize in 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and consumables and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
	2022	2021
Product and service revenue:
Device sales revenue	$28,757	$33,287
Consumables and service revenue	15,718	7,821
Total product and service revenue	44,475	41,108
License and contract revenue	2,377	1,098
Total revenue	$46,852	$42,206

The following table presents the Company’s product and service revenue by device type (in thousands):

	Year Ended December 31,
	2022	2021
Handheld	$29,536	$29,160
Desktop	14,939	11,948
Total product and service revenue	$44,475	$41,108

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Year Ended December 31,
	2022	2021
Government	$29,964	$29,755
Pharmaceutical/Biotechnology	14,241	11,264
Academia	270	89
Total product and service revenue	$44,475	$41,108

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Year Ended December 31,
	2022	2021
United States	$37,594	$34,781
Europe, Middle East and Africa	6,295	4,460
Asia Pacific	2,887	2,244
Americas other	76	721
	$46,852	$42,206

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

Advertising Expense

The Company expenses costs of advertising as incurred. Advertising costs were $1.8 million and $1.7 million during the years ended December 31, 2022 and 2021, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income was composed of foreign currency translation adjustments.

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

In August 2022, the U.S. Inflation Reduction Act (the Act) was enacted into law. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives and a corporate alternative minimum tax that generally applies to U.S. corporations with adjusted financial statement income in excess of $1.0 billion. We do not expect the Act to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the guidance on November 1, 2022 and did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company adopted the guidance as on January 1, 2022 and the adoption did not have a material impact on its consolidated financial statements.

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

The Company is in process of adopting new accounting guidance regarding the accounting for credit losses as of January 1, 2023. This new accounting guidance requires the Company to move from an incurred loss model to a current expected credit loss (“CECL”) model. The adoption of this standard is not expected to have a material impact on the Company’s balance sheets, results of operations or cash flows.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$27,866	$—	$—	$27,866
	$27,866	$—	$—	$27,866
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$343	$343
Acquisition-related contingent consideration - pension liability	—	—	900	900
	—	—	1,243	1,243
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	555	555
Total liabilities measured at fair value	$—	$—	$1,798	$1,798

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$634	$—	$—	$634

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the year ended December 31, 2022 or 2021.

Contingent Consideration

Acquisition-related contingent consideration is measured and reported at fair value using the Monte Carlo simulation method or probability weighted scenario based on the unobservable inputs, which are significant to the fair value and classified within Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance for the milestones ranging from the date of acquisition to June 30, 2024.

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due relate to the technological integration and revenue targets is approximately $2 million, of which the value as of December 31, 2022 is approximately $0.9 million. The payment contingent on the seller completing the assignment of the pension liability is $0.9 million.

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

Balances as of December 31, 2021	$—
Acquisition date fair value of contingent consideration - earnout	737
Acquisition date fair value of contingent consideration - pension liability	900
Accretion - earnout	161
Balance as of December 31, 2022	$1,798

Please refer to Note 17, Acquisition, for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$8,343	$6,242
Work-in-progress	2,722	551
Finished goods	1,448	1,125
	$12,513	$7,918

During the years ended December 31, 2022 and 2021, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $0.9 million and $0.9 million, respectively.

5. Goodwill and Intangible Assets, net

Goodwill

As of December 31, 2022, the carrying amount of goodwill was $10.1 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Year Ended December 31,
2022
Balances at beginning of period	$—
Goodwill acquired	9,566
Foreign currency impact	484
Balances at end of period	$10,050

The Company performed its annual impairment evaluation using both a quantitative and qualitative approach at November 1, 2022, and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of the Company’s reporting unit was greater than their carrying amounts and, therefore, no impairment was required. No further triggering events were identified subsequent to our annual impairment evaluation.

The Company has not recorded any cumulative impairments of goodwill.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(163)	$150	$3,129
Developed Technology	4,967	(137)	243	5,073
Software	254	(30)	11	235
Trade Name	61	(13)	3	51
	$8,424	$(343)	$407	$8,488

Amortization expense for intangible assets was recorded in the following expense categories of its consolidated statements of operations (in thousands):

	December 31,
	2022	2021
Product and service cost of revenue	$167	$—
Selling, general and administrative expenses	176	—
	$343	$—

Estimated future amortization expense for the intangible assets as of December 31, 2022 are as following (in thousands):

2023	$859
2024	846
2025	827
2026	761
2027	752
Thereafter	4,443
$8,488

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory and demonstration equipment	$6,642	$4,789
Computer equipment and software	186	139
Furniture and fixtures	194	112
Construction in progress	757	—
Leasehold improvements	21	21
	7,800	5,061
Less: Accumulated depreciation and amortization	(4,717)	(3,458)
	$3,083	$1,603

Depreciation expense amounted to $1.3 million and $0.9 million in each of the years ended December 31, 2022 and 2021, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,909	$3,271
Accrued warranty	1,119	1,593
Accrued professional fees	677	710
Contingent consideration	1,243	—
Accrued other	899	1,387
	$8,847	$6,961

Changes in the Company’s product warranty obligation are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Accrual balance at beginning of period	$1,593	$1,265
Provision for new warranties	1,396	1,776
Settlements and adjustments made during the period	(1,870)	(1,448)
Accrual balance at end of period	$1,119	$1,593

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Principal amount of long-term debt	$15,000	$15,000
Less: Current portion of long-term debt	—	—
Less: Debt discount, net of accretion	—	—
Long-term debt, net of discount and current portion	$15,000	$15,000

Loan and Security Agreements

2021 Revolver

On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 Revolver”) to replace a Loan and Security Agreement, as amended (the “2019 Loan”). This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bear interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) 4.0% and mature on March 11, 2024. Borrowings are collateralized by substantially all of the Company’s property, excluding intellectual property, which is subject to a negative pledge. The 2021 Revolver subjects the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, the Company used $14.5 million of proceeds from the revolving line of credit to repay all amounts then due on the existing term loan. The Company accounted for the transaction as a debt extinguishment and recorded a loss on extinguishment of $0.2 million, which was included in interest expense in the consolidated statements of operations and comprehensive loss.

On November 2, 2022, the Company satisfied in full all of its outstanding obligations and voluntarily terminated the 2021 Revolver. The Company did not incur any early termination penalties in connection with the termination of the 2021 Revolver. The amount outstanding under the 2021 Revolver was fully repaid in October 2022 and no amounts were outstanding upon termination of the 2021 Revolver.

2022 Loan Revolver

On November 2, 2022, the Company entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank (“SVB”), as lender.

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

As of December 31, 2022, the outstanding principal balance under the 2022 Revolver is $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

The 2022 Revolver also contains certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, maintain no more than $3.6 million in non-SVB accounts at any point in time, in each case, subject to customary exceptions.

As of March 14, 2023, the Company has no amounts outstanding under the 2022 Revolver. The ability to access the 2022 Revolver will be dependent on the Company maintaining compliance with certain financial covenants, including maintaining the appropriate amount of deposits with SVB, and SVB being able to fulfill its obligations if the Company were to draw down under the 2022 Revolver. Please refer to Note 19 for further discussion regarding the potential impacts of the closure of SVB.

9. Post-Retirement benefit Obligations

Defined Benefit Plan

The Company maintains foreign pension plan for a Trace employee in Germany, which grants periodic post-retirement payment for one employee. In connection with recording the initial purchase accounting of Trace in August 2022, the Company assumed this pension liability of $0.9 million. The Company also recorded an equal and offsetting indemnification asset in the initial purchase accounting resulting in no net impact to the overall purchase price allocation. As of December 31, 2022, the Company and the employee are in the process of discharging or transferring this pension liability from Trace, at which point, the liability and related indemnification asset will be removed from the Company’s consolidated balance sheet. Further disclosures of the measurement of the pension liabilities are not considered material. See Note 3, Fair Value Measurements, and Note 17, Acquisition, for further information.

The Company did not contribute to the plan in the year ended December 31, 2022.

10. Warrants

As of December 31, 2022 and 2021, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

11. Equity

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

Public Offerings

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share. The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

12. Stock-Based Compensation

2012 Stock Option and Grant Plan

The Company’s 2012 Stock Option and Grant Plan (the “2012 Plan”) provided for the Company to sell or issue incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, and non-employee consultants of the Company. The 2012 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Following the effectiveness of the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”) in December 2020, no future awards will be made under the 2012 Plan. Additionally, shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or canceled without the delivery of shares will be available for future awards under the 2020 Plan.

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of December 31, 2022, 1,598,660 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan. On January 1, 2023, the number of shares reserved and available for issuance under the 2020 Plan automatically increased by 1,274,394 shares.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of December 31, 2022, 558,836 shares remained available for issuance under the 2020 ESPP. During the year ended December 31, 2022 and 2021, the Company issued 56,486 shares and no shares, respectively, under the 2020 ESPP plan. On January 1, 2023, the number of shares reserved and available for issuance under the 2020 ESPP automatically increased by 307,295 shares.

Stock Option Valuation

The fair value of stock option grants and stock-based compensation associated with the 2020 ESPP is estimated using the Black-Scholes option-pricing model. For stock options valued, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies due to limited company-specific historical and implied volatility information. For stock-based compensation associated with the 2020 ESPP, the Company estimated its expected stock volatility based on the volatility of its own traded stock price.

For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7%	1.1%
Expected volatility	67%	65%
Expected dividend yield	—	—
Expected term (in years)	6	6

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of 2020 ESPP granted:

Year Ended December 31,
2022
Risk-free interest rate	3.2%
Expected volatility	90%
Expected dividend yield	—
Expected term (in years)	0.5

The following table summarizes the Company’s option activity for the fiscal year ended December 31, 2022:

		Weighted
		Average	Weighted	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	2,747,041	$3.32	6.7	$62,714
Granted	432,444	15.91
Exercised	(670,047)	1.46
Forfeited	(38,073)	19.19
Outstanding at end of period	2,471,365	$5.78	6.7	$10,311
Vested and expected to vest at end of period		$5.73	6.7	$10,188
Exercisable at end of period		$3.56	5.8	$8,061

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $10.3 million and $24.0 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was $4.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $9.61 per share and $20.34 per share, respectively.

The following table summarizes the Company’s restricted stock units activity for the fiscal year ended December 31, 2022:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Unvested at beginning of period	187,764	$35.87
Granted	983,491	15.21
Vested and released	(58,605)	34.83
Forfeited	(53,121)	23.57
Unvested at end of period	1,059,529	$17.38

The weighted average grant date fair value for RSUs granted for the years ended December 31, 2022 and 2021 was $15.21 and $36.43, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2022 and 2021 was $0.9 million and less than $0.1 million, respectively.

The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2022 was $13.8 million and the weighted-average period over which this cost will expected to be recognized is 3.1 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$286	$97
Research and development expenses	1,659	448
Selling, general and administrative expenses	5,262	1,959
	$7,207	$2,504

13. Leases

The Company has operating leases for real estate. Lease expiration dates range between 2023 and 2028.

The Company has leases for office space and certain equipment. All of the leases recorded on the consolidated balance sheets as ROU assets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately seven years. Some of the leases include options to extend the lease for up to two years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

The Company had a facility lease in California for approximately 1,500 square feet that expired in February 2021. The Company also has a facility lease in North Carolina for approximately 2,000 square feet that had an expiration date of November 2020. In October 2020, the Company entered into an extension agreement for the North Carolina lease to extend it for an additional two years until November 2022. In October 2022, the Company entered into an extension agreement for the North Carolina lease to extend until June 2023.

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

In October 2022, Trace entered into a new operating lease agreement in Braunschweig, Germany, as its existing lease was expiring and to increase the existing manufacturing site and set up European base of operations for the Company. The lease in Braunschweig is for approximately 7,500 rentable square feet and commenced in January 2023. The lease in Braunschweig is for a term of 60 months with total lease costs of approximately $0.4 million.

The components of lease expense under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,337	$1,780
Short-term lease cost	43	20
Variable lease cost	9	541
	$2,389	$2,341

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,800	$1,855
Operating lease liabilities arising from obtaining right-of-use assets	$—	$16

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term - operating leases (in years)	2.75	3.72
Weighted-average discount rate - operating leases	9.5%	9.5%

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

Future annual minimum lease payments under operating leases as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$2,153
2024	2,431
2025	2,001
2026	580
2027	594
Thereafter	1,306
Total future minimum lease payments	9,065
Less: imputed interest	(639)
Less: Leases commencing in 2023	(3,918)
Total operating lease liabilities	$4,508

14. Commitments and Contingencies

Operating Leases

The Company’s commitments under its leases are described in Note 13.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company made contributions of $0.5 million and $0.1 million for the year ended December 31, 2022 and 2021, respectively.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues, and technical integration of Trace systems and knowledge, and range from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration. See Note 17, Acquisition.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

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

15. Net Loss

The Company’s basic and diluted net loss per share was $1.07 and $0.79 for the years ended December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,471,365	2,747,041
Restricted stock units	1,059,529	187,764
	3,623,597	3,027,508

16. Income Taxes

During the years ended December 31, 2022 and 2021, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.7)	(6.8)
Federal and state research and development tax credits	(5.1)	(4.5)
Nondeductible items	(1.7)	(11.7)
Change in valuation allowance	32.5	44.0
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$23,210	$20,054
Research and development tax credit carryforwards	8,722	7,054
Lease liability	1,139	1,483
Deferred Revenue	3,268	2,160
Accrued expenses and other	4,314	3,194
Capitalization under Section 174(a)	3,857	—
Total deferred tax assets	44,510	33,945
Deferred tax liabilities:
Right-of-use asset	(1,000)	(1,314)
Intangible assets	(2,671)	—
Total deferred tax liabilities	(3,671)	(1,314)
Valuation allowance	(43,510)	(32,631)
Net deferred tax liabilities	$(2,671)	$—

As of December 31, 2022, the Company had gross federal and state operating loss carryforwards of $92.3 million and $64.0 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $57.9 million of federal gross operating losses do not expire. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $5.9 million and $2.8 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2029, respectively.

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

The Company conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception through March 1, 2022 and has determined that two historic ownership changes have occurred as defined by Section 382. Both ownership changes are not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

The Company assessed that $17.5 million of costs related to specified research and development to be capitalized during the year ended December 31, 2022 under the IRC Section 174(a), which was amended by Tax Cuts and Job Act in 2018. Based on the significant pre-tax loss incurred during 2022, the Company has recorded corresponding valuation allowance to offset $3.9 million deferred tax impact due to this assessment.

The Company has not conducted a study to document qualified activities for research and development tax credits generated. Such a study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, as of December 31 2022, a full valuation allowance has been established against the net deferred tax assets, except for $2.7 million deferred tax liabilities recorded under our foreign jurisdiction, and a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021. Management revaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance as of beginning of year	$32,631	$22,885
Increases recorded to income tax provision	10,879	9,746
Valuation allowance as of end of year	$43,510	$32,631

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2019 to the present; however, carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company has completed the examination by the Internal Revenue Service for the year ending December 31, 2018 and no material adjustments have been proposed as the result of the audit. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

17. Acquisition

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

Trace is a leading provider of online analysis systems for biotech applications in research, development, and production. Trace’s products are used for monitoring and controlling of complex processes in industrial pharmaceutical productions under continuous measurement conditions. The Company expects to integrate acquired sampling technology within future product offerings.

The Company has accounted for the acquisition of Trace as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Trace have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of August 3, 2022. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, assumed pension liability, indemnification assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

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

Revenue and net loss related to Trace’s operations was $0.8 million and $0.1 million, respectively, for the period following the acquisition date through December 31, 2022, and is included in the Company’s consolidated statements of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Trace for the year ended December 31, 2022 and 2021 as if the acquisition of Trace had been completed on January 1, 2021 and have been calculated after applying the Company’s accounting policies. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, transaction related costs that were incurred in 2022 related to the acquisition which are reflected in the pro forma results for 2021, and consequential adjustments relating to the tax effect of these adjustments in combining the Company and Trace businesses.

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

	December 31,
	2022	2021
Revenue (unaudited)	$47,982	$44,046
Pre-tax loss (unaudited)	(33,191)	(22,894)

18. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	December 31,
	2022	2021
Long-lived assets(1) by country:
United States	$7,852	$6,785
All other countries	63	—
Total long-lived assets	$7,915	$6,785

(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

19. Subsequent Event

Grant of Restricted Stock Units and Stock Options under the 2020 Plan

On March 1, 2023, the Company granted 1,076,037 restricted stock units and performance based stock units to employees under the 2020 Stock Plan. The restricted stock units vest over a four-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $9.5 million, which is being amortized as stock compensation expense over the vesting term.

On March 1, 2023, the Company granted 326,980 stock options to employees under the 2020 Stock Plan. The stock options vest over a four-year period. The stock options have an exercise price of $8.83, which was the Company’s closing stock price at the date of grant. The total fair value of these stock options at the grant date was $1.9 million using the Black-Scholes option pricing model, and the value is being amortized as stock compensation expense over the vesting term.

Closure of Financial Institutions

On March 10, 2023, SVB, one of our financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, Signature Bank, one of our other financial institutions, was closed on March 12, 2023 by its New York charter authority. At the time of closing, the Company had substantially all of its cash and cash equivalents at SVB and Signature Bank, and all of its restricted cash of $0.2 million supporting two outstanding letters of credit at SVB.

Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expects to have access to all of its deposits at both SVB and Signature Bank. As of March 14, 2023, the Company maintains the 2022 Revolver with SVB and had no balances outstanding as of the recent closure of SVB. The ability to access the 2022 Revolver will be dependent on the Company maintaining compliance with certain financial covenants, including maintaining the appropriate amount of deposits with SVB, maintaining the minimum cash requirement, and SVB being able to fulfill its obligations if the Company were to draw down under the 2022 Revolver.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

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

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.4#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.5#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 11, 2022)

10.6#

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.7#

Form of Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.8#

Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1(File No. 333-250954) filed with the SEC on November 25, 2020)

10.9+

Amended and Restated Exclusive License Agreement between the Registrant and The University of North Carolina at Chapel Hill, dated May 20, 2015, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.10+

Limited Exclusive Commercial Field of Use Patent License Agreement between the Registrant and UT-Battle LLC, dated June 13, 2012, as amended (PLA-1670) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.11+

Limited Exclusive Commercial Field of Use Patent License Agreement between the Registrant and UT-Battle LLC, dated June 13, 2012, as amended (PLA-1699) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.12+

Loan and Security Agreement between the Registrant and Signature Bank, dated August 29, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.13+

First Amendment to Loan and Security Agreement between the Registrant and Signature Bank, dated March 15, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.14+

Second Amendment to Loan and Security Agreement between the Registrant and Signature Bank, dated August 7, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.15+

Amended and Restated Loan and Security Agreement between the Registrant and Signature Bank, dated March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-039815) filed with the SEC on March 15, 2021)

10.16

Lease by Harbor Industrial Development LLC to the Registrant, dated January 2, 2018, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.17

Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K (File No. 001 039815) filed with the SEC on November 8, 2022)

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

908 DEVICES INC.

Date: March 15, 2023	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Knopp, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Kevin J. Knopp, Ph.D.

/s/ Joseph H. Griffith IV	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Joseph H. Griffith IV

/s/ E. Kevin Hrusovsky	Chairman of the Board of Directors	March 15, 2023
E. Kevin Hrusovsky

/s/ Keith L. Crandell	Director	March 15, 2023
Keith L. Crandell

/s/ Fenel M. Eloi	Director	March 15, 2023
Fenel M. Eloi

/s/ Jeffrey P. George	Director	March 15, 2023
Jeffrey P. George

/s/ Marsha Eisenberg, Ph.D.	Director	March 15, 2023
Marsha Eisenberg, Ph.D.

/s/ Mark Spoto	Director	March 15, 2023
Mark Spoto

/s/ Tony J. Hunt	Director	March 15, 2023
Tony J. Hunt