Form 10-Q
period 2023-03-31
908 Devices Inc.
filed 2023-05-09
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 32,161,473 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$161,214	$188,422
Accounts receivable, net of allowance for credit losses of $25 at March 31, 2023 and December 31, 2022	8,173	10,033
Inventory	13,370	12,513
Prepaid expenses and other current assets	5,188	4,658
Total current assets	187,945	215,626
Operating lease, right-of-use assets	7,579	3,956
Property and equipment, net	3,045	3,083
Goodwill	10,221	10,050
Intangible assets, net	8,412	8,488
Other long-term assets	1,205	1,384
Total assets	$218,407	$242,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,735	$1,397
Accrued expenses	7,228	8,847
Deferred revenue	7,998	7,514
Operating lease liabilities	1,695	1,468
Total current liabilities	18,656	19,226
Long-term debt	—	15,000
Operating lease liabilities, net of current portion	5,459	3,040
Deferred revenue, net of current portion	10,889	11,496
Deferred income taxes	2,666	2,671
Other long-term liabilities	125	555
Total liabilities	37,795	51,988
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,061,517 shares and 31,859,847 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	326,223	323,969
Accumulated other comprehensive income	1,089	798
Accumulated deficit	(146,732)	(134,200)
Total stockholders' equity	180,612	190,599
Total liabilities and stockholders' equity	$218,407	$242,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$7,022	$6,508
Service revenue	2,240	1,521
Contract revenue	225	277
Total revenue	9,487	8,306
Cost of revenue:
Product cost of revenue	3,786	2,972
Service cost of revenue	1,270	1,069
Contract cost of revenue	47	136
Total cost of revenue	5,103	4,177
Gross profit	4,384	4,129
Operating expenses:
Research and development	5,398	3,905
Selling, general and administrative	12,003	9,745
Total operating expenses	17,401	13,650
Loss from operations	(13,017)	(9,521)
Other income:
Interest income	1,017	171
Interest expense	(551)	(20)
Other income (expense), net	19	(45)
Total other income, net	485	106
Net loss	$(12,532)	$(9,415)
Net loss per share
Basic and diluted	$(0.39)	$(0.30)
Weighted average common shares outstanding
Basic and diluted	31,965,799	31,210,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2023	2022
Net loss	$(12,532)	$(9,415)
Other comprehensive income
Foreign currency translation adjustment	291	—
Total other comprehensive income	$291	$—
Comprehensive loss	$(12,241)	$(9,415)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	324
Stock-based compensation expense	—	—	1,289	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—
Net loss	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$(110,052)	$206,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,532)	$(9,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	634	267
Stock-based compensation expense	2,166	1,289
Noncash interest expense and loss on extinguishment of debt	523	3
Provision for inventory obsolescence	—	20
Change in fair value of contingent consideration	166	—
Deferred income tax	(50)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,873	10,052
Inventory	(990)	(1,958)
Prepaid expenses and other current assets	(1,492)	619
Other long-term assets	7	45
Accounts payable and accrued expenses	(339)	(1,626)
Deferred revenue	(123)	265
Right-of-use operating lease assets	299	296
Operating lease liabilities	(353)	(323)
Other long-term liabilities	(436)	—
Net cash used in operating activities	(10,647)	(466)
Cash flows from investing activities:
Purchases of property and equipment	(1,185)	(617)
Net cash used in investing activities	(1,185)	(617)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(469)	(82)
Proceeds from issuance of common stock	88	324
Payments of public offering costs	—	(112)
Proceeds from borrowings on revolving line of credit	—	15,000
Repayment on revolving line of credit	(15,000)	—
Repayment of notes payable	—	(15,000)
Net cash (used in) provided by financing activities	(15,381)	130
Effect of foreign exchange rate changes on cash and cash equivalents	5	—
Net decrease in cash, cash equivalents and restricted cash	(27,208)	(953)
Cash, cash equivalents and restricted cash at beginning of period	188,593	224,133
Cash, cash equivalents and restricted cash at end of period	$161,385	$223,180
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	35	—
Transfers of inventory to property and equipment	133	224
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$161,214	$223,120
Restricted cash included in prepaid expenses and other current assets	60	60
Restricted cash included in other long-term assets	111	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$161,385	$223,180

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

Acquisition

The Company acquired TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022. Trace changed its corporate name to 908 Devices GmbH in February 2023. Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of Trace, the Company has acquired enabling sampling technology that it expects to integrate within future product offerings. See Note 12, Acquisition, for further information.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, 908 Devices (Shanghai) Technology Co., Ltd. and 908 Devices GmbH. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $12.5 million for the three months ended March 31, 2023 and $33.6 million for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $146.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 and statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022 have been made. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to rising inflation and higher interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with three financial institutions that management believes to be of high credit quality. The Company has minimal exposure to Silicon

Valley Bank (“SVB”) and Signature Bank, with the Company holding less than $2.5 million of its cash, cash equivalents and restricted cash with these financial institutions as of March 31, 2023. The Company has not experienced any other-than-temporary losses with respect to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended March 31, 2023 and 2022, one customer represented 20% and 17% of total revenue, respectively. As of March 31, 2023, one customer accounted for 13% of gross accounts receivable. As of December 31, 2022, two customers accounted for 20% and 12%, respectively, of gross accounts receivable.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of March 31, 2023 and December 31, 2022, the Company had less than $0.1 million allowance for credit losses and no recovery or additional provision for credit losses were recorded for the three months ended March 31, 2023.

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

The Company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the undiscounted future cash flows that are expected from the use of each asset or asset group. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, the Company utilizes the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of March 31, 2023 or December 31, 2022.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
Balances at beginning of period	$16,510	$14,521
Recognition of revenue included in balance at beginning of the period	(2,030)	(1,375)
Revenue deferred during the period, net of revenue recognized	1,907	1,691
Balances at end of period	$16,387	$14,837

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	March 31,	December 31,
	2023	2022
Deferred revenue expected to be recognized in:
One year or less	$7,998	$7,514
One to two years	4,971	4,750
Three years and beyond	3,418	4,246
	$16,387	$16,510

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

Under the typical payment terms of U.S. government fixed-price contracts, the customer pays in accordance with the terms of the specific agreement, but generally through progress payments. If these progress payments are made in advance, these payments are recorded as a contract liability, classified as deferred revenue within the accompanying condensed consolidated balance sheet, until the Company provides the underlying services. For U.S. government cost-type contracts, the customer generally pays for actual costs incurred within a short period of time. For contracts with commercial partners, payments are made in accordance with the terms of the specific agreement. For agreements which call for milestone payments, to the extent the Company does not conclude that it is probable that a significant reversal of cumulative revenue will occur, a contract asset is generated until the Company is permitted to bill for costs incurred, which is classified as prepaid expense and other current assets in the accompanying condensed consolidated balance sheet. In some cases, payments received in advance under contract agreements are recorded as deferred revenue and recognized over the respective contract term, absent any other performance obligations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had contract assets related to contract revenue totaling less than $0.1 million and $0.4 million, respectively, as of March 31, 2023 and December 31, 2022.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of March 31, 2023, the Company had contract liabilities totaling $2.5 million, which the Company expects to recognize in one to two years. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of March 31, 2023, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.1 million related to contract agreements entered prior to period end, which the Company expects to recognize in 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2023	2022
Product and service revenue:
Device sales revenue	$5,083	$5,533
Recurring revenue	4,179	2,496
Total product and service revenue	9,262	8,029
Contract revenue	225	277
Total revenue	$9,487	$8,306

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended March 31,
	2023	2022
Handheld revenue:
Device sales revenue	$3,746	$3,300
Recurring revenue	2,426	1,170
Total handheld revenue	6,172	4,470
Desktop revenue:
Device sales revenue	1,337	2,233
Recurring revenue	1,753	1,326
Total desktop revenue	3,090	3,559
Total product and service revenue	$9,262	$8,029

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Government	$6,180	$4,717
Pharmaceutical/Biotechnology	3,052	3,127
Academia	30	185
Total product and service revenue	$9,262	$8,029

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$6,493	$6,052
Europe, Middle East and Africa	1,988	1,356
Asia Pacific	576	883
Americas other	430	15
	$9,487	$8,306

International sales are comprised primarily of product and service revenue, with the majority of contract revenue being attributable to North America.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company adopted this standard effective January 1, 2023 and deemed no material impact on our condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$107,090	$—	$—	$107,090
	$107,090	$—	$—	$107,090
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$939	$939
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	125	125
Total liabilities measured at fair value	$—	$—	$1,064	$1,064

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$27,866	$—	$—	$27,866
	$27,866	$—	$—	$27,866
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$343	$343
Acquisition-related contingent consideration - pension liability	—	—	900	900
	—	—	1,243	1,243
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	555	555
Total liabilities measured at fair value	$—	$—	$1,798	$1,798

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended March 31, 2023 or 2022.

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

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due related to the technological integration and revenue targets is approximately $2 million, of which the value as of March 31, 2023 is approximately $1.1 million. During the three months ended March 31, 2023, the Company terminated the pension plan and released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023.

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

Balance as of December 31, 2022	$1,798
Accretion - earnout	166
Release of pension liability	(900)
Balance as of March 31, 2023	$1,064

Please refer to Note 12, Acquisition, for further details. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$9,062	$8,343
Work-in-progress	2,816	2,722
Finished goods	1,492	1,448
	$13,370	$12,513

5. Goodwill and Intangible Assets, net

Goodwill

As of March 31, 2023, the carrying amount of goodwill was $10.2 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Three Months Ended March 31,
2023
Balances at beginning of period	$10,050
Foreign currency impact	171
Balances at end of period	$10,221

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	March 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(267)	$203	$3,078
Developed Technology	4,967	(224)	328	5,071
Software	254	(49)	14	219
Trade Name	61	(21)	4	44
	$8,424	$(561)	$549	$8,412

	December 31, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(163)	$150	$3,129
Developed Technology	4,967	(137)	243	5,073
Software	254	(30)	11	235
Trade Name	61	(13)	3	51
	$8,424	$(343)	$407	$8,488

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

Three Months Ended
March 31, 2023
Product cost of revenue	$106
Selling, general and administrative expenses	112
$218

Estimated future amortization expense for the intangible assets as of March 31, 2023 are as following (in thousands):

2023	$653
2024	857
2025	838
2026	772
2027	762
Thereafter	4,530
$8,412

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee compensation and benefits	$2,904	$4,909
Accrued warranty	830	1,119
Accrued professional fees	554	677
Contingent consideration	939	1,243
Purchase price holdback	900	—
Accrued other	1,101	899
	$7,228	$8,847

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrual balance at beginning of period	$1,119	$1,593
Provision for new warranties	208	271
Settlements and adjustments made during the period	(497)	(535)
Accrual balance at end of period	$830	$1,329

7. Long-Term Debt

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

2022 Loan Revolver

On November 2, 2022, the Company entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, the Company, as borrower, and SVB, as lender.

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

As of March 31, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

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

On March 10, 2023, SVB, one of our financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, Signature Bank, one of our other financial institutions, was closed on March 12, 2023 by the New York State Department of Financial Services, which also appointed the FDIC as receiver. At the time of closing of each of SVB and Signature Bank, the Company had substantially all of its cash and cash equivalents at SVB and Signature Bank, and all of its restricted cash supporting two outstanding letters of credit at SVB.

On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of both SVB and Signature Bank in a manner that fully protected all depositors at both institutions and that depositors would have access to all of their money starting March 13, 2023.

As of March 31, 2023, the Company has transferred substantially all its cash and cash equivalents away from SVB and Signature Bank and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash and cash equivalents, the Company is in default of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

8. Equity and Net Income (Loss) per Share

Equity

As of March 31, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2023, and December 31, 2022, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three months ended March 31, 2023 and 2022, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for three months ended March 31, 2023 and 2022 as the impact of including such common stock equivalents would have been anti-dilutive:

	March 31,
	2023	2022
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,626,584	2,868,305
Performance stock units	53,794	—
Restricted stock units	1,854,632	732,280
	4,627,713	3,693,288

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$115	$63
Research and development expenses	595	260
Selling, general and administrative expenses	1,456	966
	$2,166	$1,289

As of March 31, 2023, there was $19.4 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 3.3 years.

In March 2023, the compensation committee of the Company’s board of directors granted an aggregate of 53,794 performance-based restricted stock units, (“PSUs”) under the 2020 Stock Option and Incentive Plan to the Company’s chief executive officer. Each PSU is equivalent in value to one share of the Company’s common stock. The maximum payout percentage for all PSUs granted by the Company is 100%.

The vesting of the shares underlying the PSUs is subject to the achievement of stock price levels pre-established by the compensation committee at the grant date. The PSUs are subject to the market and service conditions and valued using the Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the estimated dividend yield. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the peers and certain indices over the most recent time period equal to the performance period.

10. Leases

The Company’s primary operating lease obligations consists of various leases for office space in Massachusetts, North Carolina and Braunschweig, Germany.

There have been no material changes to the Company’s leases during the three months ended March 31, 2023, other than noted herein. For additional information, read Note 13, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2022.

In July 2022, the Company entered into a new operating lease agreement in Morrisville, North Carolina (the “New NC Lease”), to expand the Company’s research and development activities focused on its desktop offerings and enable the ability to standup an additional manufacturing site for the Company. The New NC Lease is for approximately 13,300 rentable square feet and is for a term of 88 months with total lease costs of approximately $4.0 million. The New NC Lease commenced in March 2023.

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

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$484	$582
Short-term lease cost	15	9
Variable lease cost	166	2
	$665	$593

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$629	$—
Operating lease liabilities arising from obtaining right-of-use assets	$3,015	$—

The weighted-average remaining lease term and discount rate were as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	5.18	2.75
Weighted-average discount rate - operating leases	10.2%	9.5%

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

Future annual minimum lease payments under operating leases as of March 31, 2023 are as follows (in thousands):

2023	$1,785
2024	2,431
2025	2,002
2026	580
2027	595
Thereafter	1,347
Total future minimum lease payments	8,740
Less: imputed interest	(1,586)
Total operating lease liabilities	$7,154

11. Commitments and Contingencies

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the three months ended March 31, 2023 and 2022, the Company made $0.1 million and $0.2 million, respectively in contributions to the plan.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues and technical integration of Trace systems and knowledge and range to June 30, 2024. During the three months ended March 31, 2023, the Company received notice that the pension obligation had been transferred and no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023. See Note 12, Acquisition.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023.

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

12. Acquisition

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

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of August 3, 2022. The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2023. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, assumed pension liability, indemnification assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

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

13. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Long-lived assets(1) by country:
United States	$10,086	$7,852
All other countries	538	63
Total long-lived assets	$10,624	$7,915
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023 (“2022 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2022 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We have developed an innovative suite of purpose-built handheld and desktop mass spectrometry, or Mass Spec, devices for the point-of-need. Leveraging our proprietary platform technology, we make the extraordinary analytical power of Mass Spec available in devices that are significantly smaller and more accessible than conventional laboratory instruments. Our Mass Spec devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in life sciences research, bioprocessing, quality assurance/quality control, industrial biotech, forensics and adjacent markets.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $9.5 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively, and incurred net losses of $12.5 million and $9.4 million for those same periods. As of March 31, 2023, we had an accumulated deficit of $146.7 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, the COVID-19 pandemic and potential recessionary pressures, on our business, results of operations and financial results.

While conditions related to the COVID-19 pandemic generally have improved further in the first quarter of 2023 compared to fiscal 2022, and our business operations are no longer significantly impacted, we will continue to monitor supply chain risks and other potential lingering impacts. As the situation around COVID-19, including any variants thereof, evolves further, we are continuing to focus on promoting the health, safety and financial security of our employees and serving our customers. On April 10, 2023, the U.S. announced that the public health emergency related to COVID-19 ended. The Company does not anticipate significant impact from the expiration of the public health emergency.

We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including SVB, being closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver on March 10, 2023, Signature Bank being closed by its New York State Department of Financial Services on March 12, 2023, and other financial institutions. We are also monitoring the impacts that these events may have on our customers and vendors. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, and could include failures of other financial institutions to which we may encounter direct or indirect exposure. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We continue to monitor the situation on U.S. financial institutions and potential impact on our business.

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

For further discussion of the possible impacts of these global factors and other risks on our business, see Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K.

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

Our desktop devices are typically used by the pharmaceutical, biotechnology and academia markets. Our sales cycles within these markets tend to vary based on the size of the customer and the number of devices they purchase. Our shortest sales cycles are typically for small laboratories and individual researchers where, in some cases, we receive purchase orders from these customers within three months. Our sales process with other institutions can be longer with most customers submitting purchase orders within six to twelve months. Given the variability of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our desktop device sales on a period-to-period basis. Additionally, we have experienced and may continue to experience the impact of laboratory shutdowns and limited access to laboratories related to COVID-19 on device and consumable sales to these markets.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 45% and 31% of total product and service revenue for the three months ended March 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables, accessories and services. There will be fluctuations in mix between devices and recurring from period-to-period. Over time, as our device installed base grows and we see adoption of Rebel, we expect consumables revenue to constitute a larger percentage of product and service revenue. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and recurring revenue that we sell directly to customers as compared to those that we sell through distributors. While we expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.

Future device and recurring selling prices and gross margins may fluctuate due to a variety of factors, including the introduction by others of competing products and solutions. We aim to mitigate downward pressure on our average selling prices by increasing the value proposition offered by our devices and consumables and accessories, primarily by expanding the applications for our devices and increasing the quantity and quality of data that can be obtained using our consumables.

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

Key Business Metrics

We regularly review the number of product placements and cumulative product placements as key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We group our products into handheld and desktop devices that have average selling prices that are meaningful and are actively being sold to our customer base. We believe that these metrics are representative of our current business; however, we anticipate these will change or may be substituted for additional or different metrics as our business grows.

During the three months ended March 31, 2023 and 2022, our product placements (units recognized as revenue) were as follows:

	Three Months Ended March 31,
	2023	2022
Product Placements:
Handheld	62	63
Desktop	16	20

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	March 31,
	2023	2022
Cumulative Product Placements:
Handheld	2,082	1,713
Desktop	386	305

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 55% and 69% of our product and service revenue for the three months ended March 31, 2023 and 2022, respectively. Recurring revenue accounted for 45% and 31% of our product and service revenue for the three months ended March 31, 2023 and 2022, respectively.

Our current device offerings include:

●	Handheld devices—MX908; and
●	Desktop devices—Rebel and ZipChip Interface, Maven and related sampling devices.

We sell our devices directly to customers and through distributors. Each of our device sales drives various streams of recurring revenue comprised of consumable and accessory product sales and service revenue.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the three months ended March 31, 2023 and was comprised of three customers during the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2023	2022
Product and service revenue:
Device sales revenue	$5,083	$5,533
Recurring revenue	4,179	2,496
Total product and service revenue	9,262	8,029
Contract revenue	225	277
Total revenue	$9,487	$8,306

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended March 31,
	2023	2022
Government	$6,180	$4,717
Pharmaceutical/Biotechnology	3,052	3,127
Academia	30	185
Total product and service revenue	$9,262	$8,029

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

Cost of revenue for services primarily consists of salaries and other personnel costs, travel related to services provided, facility costs associated with training, warranties and other costs of servicing equipment on a return-to-factory basis and at customer sites. Contract cost of revenue primarily consists of salaries and other personnel costs, materials, travel and other direct costs related to the revenue recognized in the period. The contract cost of revenue will vary based upon the type of contract, including whether it is primarily for development services or for both materials and development services.

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

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing, which we believe will reduce costs and increase our gross margin. We expect that our gross profit margin for contract will remain consistent for our contracts that are cost reimbursement contracts.

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

Other Income (Expense)

Interest income

Interest income consists of interest earned on our invested cash balances.

Interest expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with such arrangements. In the three months ended March 31, 2023, our interest expense also includes our loss on debt extinguishment resulting from termination of our 2022 revolver.

Other income (expense), net

Other income (expense), net consists of miscellaneous other income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$7,022	$6,508	$514
Service revenue	2,240	1,521	719
Contract revenue	225	277	(52)
Total revenue	9,487	8,306	1,181
Cost of revenue:
Product cost of revenue	3,786	2,972	814
Service cost of revenue	1,270	1,069	201
Contract cost of revenue	47	136	(89)
Total cost of revenue	5,103	4,177	926
Gross profit	4,384	4,129	255
Operating expenses:
Research and development	5,398	3,905	1,493
Selling, general and administrative	12,003	9,745	2,258
Total operating expenses	17,401	13,650	3,751
Loss from operations	(13,017)	(9,521)	(3,496)
Other income:
Interest income	1,017	171	846
Interest expense	(551)	(20)	(531)
Other income (expense), net	19	(45)	64
Total other income, net	485	106	379
Net loss	$(12,532)	$(9,415)	$(3,117)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables and service as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$7,022	$6,508	$514	8%
Product cost of revenue	3,786	2,972	814	27%
Gross profit	$3,236	$3,536	$(300)	(8)%
Gross profit margin	46%	54%	(8)%

Product revenue increased by $0.5 million, or 8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily related to $1.0 million in higher consumable and accessory revenue, which included a $0.7 million increase in handheld accessories and consumables. The increase in consumable and accessory revenue was offset in part by a decrease in device sales of $0.4 million which was due to a decrease of $0.9 million in desktop device sales, primarily related to a 11 unit decrease in Rebel device placements, offset in part by an increase of $0.4 million in handheld device sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was attributable to higher average selling prices primarily due to channel mix with direct sales.

Product cost of revenue increased by $0.8 million, or 27%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in product cost of revenue was primarily related to $0.2 million in material costs from higher product volume, $0.2 million in higher costs related to unabsorbed overhead from lower production builds in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, a $0.1 million increase in salaries and related costs from growing headcount, $0.1 million increase in stock-based compensation, $0.1 million in intangibles amortization and a $0.1 million increase in shipping costs.

Product gross profit decreased by $0.3 million, or 8%, and gross profit margin decreased by eight percentage points for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due the lower production builds in the three months ended March 31, 2023 resulting in an approximately three percentage point decrease, the higher non-cash charges for stock compensation and intangible amortization of approximately two percentage points and a gross profit decrease related to the product mix with the handheld accessory and consumables that have a lower gross profit contribution, compared to handheld devices.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$2,240	$1,521	$719	47%
Service cost of revenue	1,270	1,069	201	19%
Gross profit	$970	$452	$518	115%
Gross profit margin	43%	30%	13%

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Device sales revenue	$5,083	$5,533	$(450)	(8)%
Recurring revenue	4,179	2,496	1,683	67%
Total product and service revenue	$9,262	$8,029	$1,233	15%

Service revenue increased by $0.7 million, or 47%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $0.2 million, or 19%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in service cost of revenue was primarily related to higher personnel costs to support the increase in service revenue as well as an increase in contract trainers used to support the higher handheld training revenue.

Service gross profit increased by $0.5 million, or 115%, and gross profit margin increased by thirteen percentage points for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the ability to leverage the fixed infrastructure with the service team across both handhelds and desktops.

Contract

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$225	$277	$(52)	(19)%
Contract cost of revenue	47	136	(89)	(65)%
Gross profit	$178	$141	$37	26%
Gross profit margin	79%	51%	28%

Contract revenue decreased by $0.1 million, or 19%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The majority of contract revenue, for the three months ended March 31, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. The decrease in contract revenue for the three months ended March 31, 2023 is primarily related to the completion of work in 2022 related to a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

Contract cost of revenue decreased by $0.1 million, or 65% for the three months ended March 31, 2023, compared to the three months ended March 31, 2023 had lower material costs with the subcontract agreement with a commercial entity that holds a U.S. government prime contract compared to the contract deliverables for the prime contract held directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract for the three months ended March 31, 2022.

Contract gross profit increased to $0.2 million and gross profit margin increased by 28 percentage points for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the mix in contract deliverables, including a mix of materials with lower costs during the three months ended March 31, 2023 which resulted in a higher gross profit margin for that period, as compared to the three months ended March 31, 2022.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$5,398	$3,905	$1,493	38%
Percentage of total revenue	57%	47%

Our research and development expenses were $5.4 million for the three months ended March 31, 2023, an increase of $1.5 million from research and development expenses of $3.9 million for the three months ended March 31, 2022. The increase was due primarily to a $0.7 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.3 million increase in stock-based compensation and a $0.2 million increase in program spend, mainly consulting related to product development efforts.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$12,003	$9,745	$2,258	23%
Percentage of total revenue	127%	117%

Our selling, general and administrative expenses were $12.0 million for the three months ended March 31, 2023, an increase of $2.3 million from selling, general and administrative expenses of $9.7 million for the three months ended March 31, 2022. The increase was due primarily to a $1.3 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.5 million increase in stock-based compensation, a $0.3 million increase in acquisition-related costs for intangible amortization and valuation of contingent milestones and, a $0.2 million increase in travel expenses and marketing-related spend. These increases were partially offset by a $0.3 million decrease in insurance costs, primarily related to our director and officers insurance premiums that decreased with market rates for 2023.

Other Income

Interest income

Interest income increased by $0.8 million for the three months ended March 31, 2023 from $0.2 million for the three months ended March 31, 2022. The increase was due to higher interest rates on our interest bearing accounts.

Interest expense

Interest expense increased by $0.5 million for the three months ended March 31, 2023 from less than $0.1 million for the three months ended March 31, 2022. The increase was primarily due to a loss on extinguishment of debt of $0.5 million recorded for the write off of the initial fees incurred and potential termination fees related to our 2022 Revolver.

Other income (expense), net

Other income (expense), net was less than $0.1 million for the three months ended March 31, 2023 and did not change materially from the three months ended March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and, most recently, with proceeds from an underwritten public offering in November 2021. As of March 31, 2023, we had cash and cash equivalents of $161.2 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On November 2, 2022, we entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, 908 Devices Inc., as borrower, and Silicon Valley Bank (“SVB”), as lender.

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

As of March 31, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

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

As of March 31, 2023, the Company has transferred substantially all its cash and cash equivalents away from SVB and Signature Bank and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash and cash equivalents, the Company is in default of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(10,647)	$(466)
Cash used in investing activities	(1,185)	(617)
Cash (used in) provided by financing activities	(15,381)	130
Effect of foreign exchange rate changes on cash and cash equivalents	5	—
Net decrease in cash, cash equivalents and restricted cash	$(27,208)	$(953)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $10.6 million, primarily resulting from our net loss of $12.5 million and net cash used in changes in our operating assets and liabilities of $1.6 million, partially offset by noncash charges of $3.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a $1.5 million decrease from changes in prepaid expenses and other current assets and a $1.0 million decrease from changes in inventory, partially offset by a $1.9 million increase from changes in accounts receivable.

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

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $1.2 million, due to purchases of other property and equipment.

During the three months ended March 31, 2022, net cash used in investing activities was $0.6 million, due to purchases of property and equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2023 was $15.4 million, consisting primarily of repayment of $15.0 million outstanding under the 2022 Revolver. We also paid $0.5 million for taxes withheld from employees on vested equity awards.

Cash provided by financing activities during the three months ended March 31, 2022, was $0.1 million, consisting primarily of proceeds from the issuance of common stock upon option exercise, net of payments of offering costs related to our underwritten public offering in November 2021. We also paid off and drew down $15.0 million under the 2021 Revolver resulting in no net proceeds by March 31, 2022.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2022 Report on Form 10-K. There were no significant changes to our critical accounting policies for the three months ended March 31, 2023.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, or 2022 Annual Report. There have been no material changes to our risk factors during the three months ended March 31, 2023 from those discussed in our 2022 Annual Report.

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

908 DEVICES INC.

Date: May 9, 2023	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)