Form 10-Q
period 2023-06-30
908 Devices Inc.
filed 2023-08-08
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 32,334,184 shares of common stock, $0.001 par value per share, issued and outstanding.

908 DEVICES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$132,996	$188,422
Marketable securities	19,691	—
Accounts receivable, net of allowance for credit losses of $133 and $25 at June 30, 2023 and December 31, 2022	10,308	10,033
Inventory	14,135	12,513
Prepaid expenses and other current assets	3,947	4,658
Total current assets	181,077	215,626
Operating lease, right-of-use assets	7,136	3,956
Property and equipment, net	2,940	3,083
Goodwill	10,185	10,050
Intangible assets, net	8,162	8,488
Other long-term assets	1,330	1,384
Total assets	$210,830	$242,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,486	$1,397
Accrued expenses	6,034	8,847
Deferred revenue	10,814	7,514
Operating lease liabilities	1,860	1,468
Total current liabilities	20,194	19,226
Long-term debt	—	15,000
Operating lease liabilities, net of current portion	4,962	3,040
Deferred revenue, net of current portion	8,474	11,496
Deferred income taxes	2,585	2,671
Other long-term liabilities	156	555
Total liabilities	36,371	51,988
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,326,861 shares and 31,859,847 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	329,361	323,969
Accumulated other comprehensive income	1,144	798
Accumulated deficit	(156,078)	(134,200)
Total stockholders' equity	174,459	190,599
Total liabilities and stockholders' equity	$210,830	$242,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$9,595	$9,082	$16,617	$15,589
Service revenue	2,354	1,526	4,594	3,048
Contract revenue	145	498	370	775
Total revenue	12,094	11,106	21,581	19,412
Cost of revenue:
Product cost of revenue	4,800	3,304	8,586	6,276
Service cost of revenue	1,448	1,057	2,718	2,126
Contract cost of revenue	52	111	99	247
Total cost of revenue	6,300	4,472	11,403	8,649
Gross profit	5,794	6,634	10,178	10,763
Operating expenses:
Research and development	5,525	4,293	10,923	8,198
Selling, general and administrative	11,208	10,710	23,211	20,455
Total operating expenses	16,733	15,003	34,134	28,653
Loss from operations	(10,939)	(8,369)	(23,956)	(17,890)
Other income:
Interest income	1,689	293	2,706	464
Interest expense	—	(15)	(551)	(35)
Other expense, net	(167)	(8)	(200)	(53)
Total other income, net	1,522	270	1,955	376
Loss from operations before income taxes	(9,417)	(8,099)	(22,001)	(17,514)
Benefit for income taxes	71	—	122	—
Net loss	$(9,346)	$(8,099)	$(21,879)	$(17,514)
Net loss per share
Basic and diluted	$(0.29)	$(0.26)	$(0.68)	$(0.56)
Weighted average common shares outstanding
Basic and diluted	32,199,156	31,413,431	32,083,122	31,312,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,346)	$(8,099)	$(21,879)	$(17,514)
Other comprehensive income
Foreign currency translation adjustment	(57)	—	234	—
Unrealized gains on marketable securities, net of tax of $0	112	—	112	—
Total other comprehensive income	$55	$—	$346	$—
Comprehensive loss	$(9,291)	$(8,099)	$(21,533)	$(17,514)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612
Issuance of common stock upon exercise of stock options	166,226	—	301	—	—	301
Stock-based compensation expense	—	—	2,578	—	—	2,578
Issuance of common stock upon ESPP purchase	45,082	—	259	—	—	259
Vesting of restricted stock units	54,036	—	—	—	—	—
Net loss	—	—	—	—	(9,346)	(9,346)
Foreign currency translation adjustments	—	—	—	(57)	—	(57)
Unrealized gains on marketable securities	—	—	—	112	—	112
Balances at June 30, 2023	32,326,861	$32	$329,361	$1,144	$(156,078)	$174,459

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	324
Stock-based compensation expense	—	—	1,289	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—
Net loss	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$(110,052)	$206,802
Issuance of common stock upon exercise of stock options	164,638	1	275	—	276
Stock-based compensation expense	—	—	1,894	—	1,894
Issuance of common stock upon ESPP purchase	16,052	—	242	—	242
Vesting of restricted stock units	16,643	—	—	—	—
Net loss	—	—	—	(8,099)	(8,099)
Balances at June 30, 2022	31,531,115	$32	$319,234	$(118,151)	$201,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,879)	$(17,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,239	578
Stock-based compensation expense	4,744	3,183
Noncash interest expense and loss on extinguishment of debt	523	6
Provision for inventory obsolescence	38	39
Provision for credit losses	108	—
Change in fair value of contingent consideration	231	—
Deferred income tax	(122)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(376)	5,277
Inventory	(1,680)	(3,857)
Prepaid expenses and other current assets	(274)	1,119
Other long-term assets	(58)	18
Accounts payable and accrued expenses	(918)	(1,043)
Deferred revenue	278	1,372
Right-of-use operating lease assets	741	599
Operating lease liabilities	(682)	(653)
Other long-term liabilities	(442)	—
Net cash used in operating activities	(18,529)	(10,876)
Cash flows from investing activities:
Purchases of property and equipment	(1,505)	(689)
Purchases of marketable securities	(19,616)	—
Net cash used in investing activities	(21,121)	(689)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(530)	(133)
Proceeds from issuance of common stock	648	842
Payments of public offering costs	—	(112)
Proceeds from borrowings on revolving line of credit	—	30,000
Payments for contingent consideration	(900)	—
Repayment of notes payable	(15,000)	(30,000)
Net cash (used in) provided by financing activities	(15,782)	597
Effect of foreign exchange rate changes on cash and cash equivalents	6	—
Net decrease in cash, cash equivalents and restricted cash	(55,426)	(10,968)
Cash, cash equivalents and restricted cash at beginning of period	188,593	224,133
Cash, cash equivalents and restricted cash at end of period	$133,167	$213,165
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	48	147
Transfers of inventory to property and equipment	195	558
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$132,996	$212,994
Restricted cash included in prepaid expenses and other current assets	—	60
Restricted cash included in other long-term assets	171	111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$133,167	$213,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

908 Devices Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2012. The Company is a commercial-stage technology company providing a suite of purpose-built handheld and desktop devices used at the point-of-need for chemical and biochemical analysis in a broad array of markets including life sciences research, bioprocessing, pharma/biopharma, forensics and adjacent markets.

The Company is subject to risks and uncertainties common to technology companies in the device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Potential risks and uncertainties also include, without limitation, uncertainties regarding rising inflation and higher interest rates. Products currently under development will require additional research and development efforts prior to commercialization and will require additional capital and adequate personnel and infrastructure. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

Acquisition

The Company acquired TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022. Trace changed its corporate name to 908 Devices GmbH in February 2023. Trace is a leading provider of online analysis systems for biotech applications in research, development and production. Trace’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of Trace, the Company has acquired enabling sampling technology that it expects to integrate within future product offerings. See Note 13, Acquisition, for further information.

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $21.9 million for the six months ended June 30, 2023 and $33.6 million for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $156.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 and statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 have been made. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2023, three customers represented 13%, 12% and 10% of total revenue, respectively. For the comparable three months ended June 30, 2022, one customer represented 17% of total revenue, respectively. For the six months ended June 30, 2023 and 2022, one customer represented 14% and 19% of total revenue, respectively. As of June 30, 2023, two customers accounted for 26% and 14% of gross accounts receivable, respectively. As of December 31, 2022, two customers accounted for 20% and 12% of gross accounts receivable, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of June 30, 2023 and December 31, 2022, the Company recorded $0.1 million allowance and less than $0.1 million allowance for credit losses, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balances at beginning of period	$25	$1,750	$25	$1,750
Provision for credit losses, net of recoveries	108	—	108	—
Balances at end of period	$133	$1,750	$133	$1,750

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

The Company's financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and contingent consideration. The Company’s cash equivalents and marketable securities, consisting of money market funds (a level 1 measurement) and U.S. Treasury notes (a level 2 measurement), are carried at fair value, determined according to the fair value hierarchy described above (see Note 3, Fair value measurements). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company’s contingent consideration is measured at its fair value at each balance sheet date using unobservable inputs in the valuation methodology (a level 3 measurement).

Marketable Securities

The Company’s marketable securities (non-equity instruments) are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the six months ended June 30, 2023.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of June 30, 2023 or December 31, 2022.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Six Months Ended June 30,
	2023	2022
Balances at beginning of period	$16,510	$14,521
Recognition of revenue included in balance at beginning of the period	(3,811)	(2,494)
Revenue deferred during the period, net of revenue recognized	6,589	3,863
Balances at end of period	$19,288	$15,890

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	June 30,	December 31,
	2023	2022
Deferred revenue expected to be recognized in:
One year or less	$10,814	$7,514
One to two years	5,425	4,750
Three years and beyond	3,049	4,246
	$19,288	$16,510

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had contract assets related to contract revenue totaling less than $0.1 million and $0.4 million, respectively, as of June 30, 2023 and December 31, 2022.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of June 30, 2023, the Company had no contract liabilities. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of June 30, 2023, the Company’s wholly- or partially-unsatisfied performance obligations totaled less than $0.1 million related to contract agreements entered prior to period end, which the Company expects to recognize in 2023.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product and service revenue:
Device sales revenue	$7,959	$7,755	$13,042	$13,287
Recurring revenue	3,990	2,853	8,169	5,350
Total product and service revenue	11,949	10,608	21,211	18,637
Contract revenue	145	498	370	775
Total revenue	$12,094	$11,106	$21,581	$19,412

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Handheld revenue:
Device sales revenue	$6,503	$5,431	$10,249	$8,731
Recurring revenue	2,319	1,506	4,745	2,676
Total handheld revenue	8,822	6,937	14,994	11,407
Desktop revenue:
Device sales revenue	1,456	2,323	2,793	4,556
Recurring revenue	1,671	1,348	3,424	2,674
Total desktop revenue	3,127	3,671	6,217	7,230
Total product and service revenue	$11,949	$10,608	$21,211	$18,637

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Government	$8,812	$7,002	$14,992	$11,719
Pharmaceutical/Biotechnology	3,106	3,577	6,158	6,705
Academia and other	31	29	61	213
Total product and service revenue	$11,949	$10,608	$21,211	$18,637

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$7,857	$9,460	$14,350	$15,512
Europe, Middle East and Africa	3,954	1,245	5,942	2,601
Asia Pacific	221	391	797	1,273
Americas other	62	10	492	26
	$12,094	$11,106	$21,581	$19,412

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

Other Comprehensive income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) was composed of foreign currency translation adjustments and unrealized gains/losses on available-for-sale marketable securities.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$90,527	$—	$—	$90,527
Cash equivalents - U.S. Treasury securities	—	9,969	—	9,969
Marketable securities - U.S. Treasury securities	—	19,691	—	19,691
Total assets measured at fair value	$90,527	$29,660	$—	$120,187
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$973	$973
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	156	156
Total liabilities measured at fair value	$—	$—	$1,129	$1,129

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$27,866	$—	$—	$27,866
	$27,866	$—	$—	$27,866
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$343	$343
Acquisition-related contingent consideration - pension liability	—	—	900	900
	—	—	1,243	1,243
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	555	555
Total liabilities measured at fair value	$—	$—	$1,798	$1,798

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2023 or 2022.

Marketable Securities

U.S. Treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

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

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due related to the technological integration and revenue targets is approximately $2 million, of which the value as of June 30, 2023 is approximately $1.1 million. During the six months ended June 30, 2023, the Company received notice that the pension obligation had been transferred and no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023.

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

Balance as of December 31, 2022	$1,798
Accretion - earnout	231
Release of pension liability	(900)
Balance as of June 30, 2023	$1,129

Please refer to Note 13, Acquisition, for further details. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Cash equivalents - U.S. Treasury securities	9,932	37	—	—	9,969
Marketable securities - U.S. Treasury securities	19,616	75	—	—	19,691
	$29,548	$112	$—	$—	$29,660

The Company did not have marketable securities as of December 31, 2022.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$9,579	$8,343
Work-in-progress	2,916	2,722
Finished goods	1,640	1,448
	$14,135	$12,513

6. Goodwill and Intangible Assets, net

Goodwill

As of June 30, 2023, the carrying amount of goodwill was $10.2 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

Six Months Ended
June 30, 2023
Balances at beginning of period	$10,050
Foreign currency impact	135
Balances at end of period	$10,185

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	June 30, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(371)	$191	$2,962
Developed Technology	4,967	(312)	309	4,964
Software	254	(68)	14	200
Trade Name	61	(29)	4	36
	$8,424	$(780)	$518	$8,162

	December 31, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(163)	$150	$3,129
Developed Technology	4,967	(137)	243	5,073
Software	254	(30)	11	235
Trade Name	61	(13)	3	51
	$8,424	$(343)	$407	$8,488

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product cost of revenue	$107	$—	$213	$—
Selling, general and administrative expenses	112	—	224	—
	$219	$—	$437	$—

Estimated future amortization expense for the intangible assets as of June 30, 2023 are as following (in thousands):

2023 (six months)	$442
2024	870
2025	851
2026	779
2027	774
Thereafter	4,446
$8,162

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$2,506	$4,909
Accrued warranty	854	1,119
Accrued professional fees	729	677
Contingent consideration	973	1,243
Accrued other	972	899
	$6,034	$8,847

Changes in the Company’s product warranty obligation were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Accrual balance at beginning of period	$1,119	$1,593
Provision for new warranties	341	1,166
Settlements and adjustments made during the period	(606)	(1,476)
Accrual balance at end of period	$854	$1,283

8. Long-Term Debt

2021 Revolver

On March 11, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 Revolver”) to replace a Loan and Security Agreement, as amended (the “2019 Loan”). This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bore interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) four percent (4.0%) and were scheduled to mature on March 11, 2024. Borrowings were collateralized by substantially all of the Company’s property, excluding intellectual property, which was subject to a negative pledge. The 2021 Revolver subjected the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver included failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default was no longer continuing, the annual interest rate would be five percent (5.0%) above the otherwise applicable rate.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, the Company used $14.5 million of proceeds from the 2021 Revolver to repay all amounts then due on the existing term loan. The Company accounted for the transaction as a debt extinguishment and recorded a loss on extinguishment of $0.2 million, which was included in interest expense in the consolidated statements of operations and comprehensive loss.

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

The 2022 Revolver provided for a revolving line of credit of up to $35.0 million. The Company was permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness would be immediately due and payable. The outstanding principal amount of any advance accrued interest at a floating rate per annum equal to the greater of (i) three and one-half percent (3.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the 2022 Revolver were secured by substantially all of the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The revolving line of credit under the 2022 Revolver was scheduled to terminate on November 2, 2025.

As of June 30, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

The 2022 Revolver also contained certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver, was not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contained customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

On March 10, 2023, SVB, one of our financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver.

On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors and that depositors would have access to all of their money starting March 13, 2023.

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default, and continued to be in default as of June 30, 2023, of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and SVB, as lender. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 2, 2025.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver.

The Amended 2022 Revolver also contains certain financial covenants, including a requirement that the Company maintain $20.0 million on account at or through SVB and the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The Amended 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

9. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2023, and December 31, 2022, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three and six months ended June 30, 2023 and 2022, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2023	2022
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,499,439	2,764,916
Performance stock units	53,794	—
Restricted stock units	1,867,917	254,482
	4,513,853	3,112,101

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$140	$86	$255	$149
Research and development expenses	732	421	1,327	681
Selling, general and administrative expenses	1,706	1,387	3,162	2,353
	$2,578	$1,894	$4,744	$3,183

As of June 30, 2023, there was $17.7 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 3.0 years.

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

11. Leases

The Company’s primary operating lease obligations consists of various leases for office space in Massachusetts, North Carolina and Braunschweig, Germany.

There have been no material changes to the Company’s leases during the six months ended June 30, 2023, other than noted herein. For additional information, read Note 13, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2022.

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

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$485	$583	$969	$1,165
Short-term lease cost	16	11	32	20
Variable lease cost	27	2	54	4
	$528	$596	$1,055	$1,189

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$961	$894
Operating lease liabilities arising from obtaining right-of-use assets	$3,014	$—

The weighted-average remaining lease term and discount rate were as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	4.25	2.75
Weighted-average discount rate - operating leases	8.5%	9.5%

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

Future annual minimum lease payments under operating leases as of June 30, 2023 are as follows (in thousands):

2023 (six months)	$1,156
2024	2,431
2025	2,001
2026	580
2027	594
Thereafter	1,347
Total future minimum lease payments	8,109
Less: imputed interest	(1,287)
Total operating lease liabilities	$6,822

12. Commitments and Contingencies

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the six months ended June 30, 2023 and 2022, the Company made $0.3 million, respectively, in contributions to the plan.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues and technical integration of Trace systems and knowledge and range to June 30, 2024.

During the six months ended June 30, 2023, the Company received notice that the pension obligation had been transferred and no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023. See Note 13, Acquisition.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023.

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

The Company has allocated the purchase price to the net tangible and intangible assets based on their fair values as of August 3, 2022.

The following table presents the final allocation of the acquisition date purchase consideration for the transaction including the contingent consideration and the allocation of the purchase consideration (in thousands):

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

14. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Long-lived assets(1) by country:
United States	$9,555	$7,852
All other countries	521	63
Total long-lived assets	$10,076	$7,915
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

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

Overview

We have developed an innovative suite of purpose-built handheld and desktop devices for point-of-need chemical and biochemical analysis. Leveraging our proprietary mass spectrometry, or Mass Spec, microfluidics, and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in life sciences research, bioprocessing, pharma/biopharma, forensics and adjacent markets.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $21.6 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively, and incurred net losses of $21.9 million and $17.5 million for those same periods. As of June 30, 2023, we had an accumulated deficit of $156.1 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We believe that our existing cash and cash equivalents and revenue from product and service will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, continued inflationary and interest rate pressures, challenging capital markets and financing alternatives and developments affecting financial institutions on our business, results of operations and financial results.

We are closely monitoring continued economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macro-economic conditions present risks for us, and our suppliers and customers. For example, general inflation in the United States, EMEA and other geographies has risen to levels not experienced in recent decades, which has led to rising prices for our raw materials and other inputs, as well as rising salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

There also continues to be a challenging environment for the public capital markets and other financing alternatives to raise cash, which, together with inflationary and interest rates pressures, may be contributing to more cautious spending by our customers. Certain of our pharmaceutical and biotechnology customers, including bioprocessing customers, may evaluate their inventory levels, cash on hand and path to profitability, and institute cost controls and take other actions to reduce or delay purchases of our products and services. We cannot accurately predict the extent of the full impact on the budgets and capital expenditures of our customers, or the timing of the normalization of customer purchasing patterns.

We are also monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including SVB, being closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver on March 10, 2023, Signature Bank being closed by its New York State Department of

Financial Services on March 12, 2023, and other financial institutions. We are also monitoring the impacts that these events may have on our customers and vendors. Despite the steps taken to date by U.S. agencies to protect depositors, and the subsequent acquisition of SVB by First-Citizens Bank & Trust Company, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, and could include failures of other financial institutions to which we may encounter direct or indirect exposure. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We continue to monitor the situation on U.S. financial institutions and potential impact on our business.

While conditions related to the COVID-19 pandemic generally have improved further in the first half of 2023 compared to fiscal 2022, and our business operations are no longer significantly impacted, we will continue to monitor supply chain risks and other potential lingering impacts. On April 10, 2023, the U.S. announced that the public health emergency related to COVID-19 ended. The Company does not anticipate significant impact from the expiration of the public health emergency.

While it is difficult to predict all of the impacts these global economic events and developments affecting financial institutions, and rising inflation and interest rates will have on our business and to predict the effects of these factors on our customers’ spending in the near term, we believe the long-term opportunity that we see for our products and services remain unchanged.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 39% and 29% of total product and service revenue for the six months ended June 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and six months ended June 30, 2023 and 2022, our product placements (units recognized as revenue) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product Placements:
Handheld	107	102	169	165
Desktop	15	22	31	42

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	June 30,
	2023	2022
Cumulative Product Placements:
Handheld	2,189	1,815
Desktop	401	327

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 61% and 71% of our product and service revenue for the six months ended June 30, 2023 and 2022, respectively. Recurring revenue accounted for 39% and 29% of our product and service revenue for the six months ended June 30, 2023 and 2022, respectively.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the three and six months ended June 30, 2023 and was comprised of three customers during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2023 and 2022, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product and service revenue:
Device sales revenue	$7,959	$7,755	$13,042	$13,287
Recurring revenue	3,990	2,853	8,169	5,350
Total product and service revenue	11,949	10,608	21,211	18,637
Contract revenue	145	498	370	775
Total revenue	$12,094	$11,106	$21,581	$19,412

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Government	$8,812	$7,002	$14,992	$11,719
Pharmaceutical/Biotechnology	3,106	3,577	6,158	6,705
Academia and other	31	29	61	213
Total product and service revenue	$11,949	$10,608	$21,211	$18,637

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

Interest expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with such arrangements. In the three and six months ended June 30, 2023, our interest expense also includes our loss on debt extinguishment resulting from the write off of the initial fees incurred and potential termination fees related to our 2022 Revolver.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$9,595	$9,082	$513
Service revenue	2,354	1,526	828
Contract revenue	145	498	(353)
Total revenue	12,094	11,106	988
Cost of revenue:
Product cost of revenue	4,800	3,304	1,496
Service cost of revenue	1,448	1,057	391
Contract cost of revenue	52	111	(59)
Total cost of revenue	6,300	4,472	1,828
Gross profit	5,794	6,634	(840)
Operating expenses:
Research and development	5,525	4,293	1,232
Selling, general and administrative	11,208	10,710	498
Total operating expenses	16,733	15,003	1,730
Loss from operations	(10,939)	(8,369)	(2,570)
Other income (expense):
Interest income	1,689	293	1,396
Interest expense	—	(15)	15
Other expense, net	(167)	(8)	(159)
Total other income, net	1,522	270	1,252
Loss from operations before income taxes	(9,417)	(8,099)	(1,318)
Benefit for income taxes	71	—	71
Net loss	$(9,346)	$(8,099)	$(1,247)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables and service as follows:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$9,595	$9,082	$513	6%
Product cost of revenue	4,800	3,304	1,496	45%
Gross profit	$4,795	$5,778	$(983)	(17)%
Gross profit margin	50%	64%	(14)%

Product revenue increased by $0.5 million, or 6%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily related to $1.1 million in higher handheld device revenues resulting from five additional placements and a higher average selling price resulting from channel mix with more devices placed through distribution in the prior year period. In addition, consumable and accessory revenue increased $0.3 million during the three months ended June 30, 2023, compared to the prior year period, with the increase split across both desktops and handhelds.

These increases were offset, in part, by a $0.8 million decrease in desktop device sales, primarily related to a nine unit decrease in Rebel device placements for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Product cost of revenue increased by $1.5 million, or 45%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in product cost of revenue was primarily related to $0.5 million in higher costs related to unabsorbed facility and labor overhead from lower production builds in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, which was the highest build quarter in calendar year 2022. In addition cost of revenue increased $0.5 million due to higher materials and supplies consumed in warranty and production activities, $0.2 million from higher product revenue volume, $0.2 million in material costs from the mix of products sold, and $0.1 million in intangibles amortization.

Product gross profit decreased by $1.0 million, or 17%, and gross profit margin decreased by fourteen percentage points for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decreases in product gross profit margin was primarily due to lower production builds in the three months ended June 30, 2023 resulting in an approximately five percentage point decrease, an increase in materials and supplies used in warranty and production activities resulting in an approximately five percentage point decrease, higher non-cash charges for intangible amortization of approximately one percentage points and a gross profit decrease related to the product mix, mainly with the handheld accessory and consumables that have a lower gross profit contribution, compared to handheld devices.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$2,354	$1,526	$828	54%
Service cost of revenue	1,448	1,057	391	37%
Gross profit	$906	$469	$437	93%
Gross profit margin	38%	31%	7%

Service revenue increased by $0.8 million, or 54%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $0.4 million, or 37%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in service cost of revenue was primarily related to higher personnel costs to support the increase in service revenue as well as an increase in contract trainers used to support the higher handheld training revenue.

Service gross profit increased by $0.4 million, or 93%, and gross profit margin increased by seven percentage points for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the ability to leverage the fixed infrastructure with the service team across both handhelds and desktops.

Contract

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$145	$498	$(353)	(71)%
Contract cost of revenue	52	111	(59)	(53)%
Gross profit	$93	$387	$(294)	(76)%
Gross profit margin	64%	78%	(14)%

Contract revenue decreased by $0.4 million, or 71%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The majority of contract revenue for the three months ended June 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract and funding was relatively unchanged in the three months ended June 30, 2023, compared to the prior year period. The decrease in contract revenue for the three months ended June 30, 2023 is primarily related to the completion of work in 2022 related to a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

Contract cost of revenue decreased by $0.1 million, or 53%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily related to the reduction in material costs related to the contract deliverables for the prime contract held directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract for the three months ended June 30, 2022.

Contract gross profit decreased by $0.3 million and gross profit margin decreased by 14 percentage points for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the mix in contract deliverables, including a mix of materials with lower costs during the three months ended June 30, 2023, which resulted in a higher gross profit margin for that period, as compared to the three months ended June 30, 2022.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$5,525	$4,293	$1,232	29%
Percentage of total revenue	46%	39%

Our research and development expenses were $5.5 million for the three months ended June 30, 2023, an increase of $1.2 million from research and development expenses of $4.3 million for the three months ended June 30, 2022. The increase was due primarily to a $0.5 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.3 million increase in stock-based compensation and a $0.2 million increase in occupancy related expenses.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,208	$10,710	$498	5%
Percentage of total revenue	93%	96%

Our selling, general and administrative expenses were $11.2 million for the three months ended June 30, 2023, an increase of $0.5 million from selling, general and administrative expenses of $10.7 million for the three months ended June 30, 2022. The increase was due primarily to a $0.3 million increase in stock-based compensation, a $0.2 million increase in acquisition-related costs for intangible amortization and valuation of contingent milestones, a $0.2 million increase is personnel related costs and a $0.1 million increase in a provision for credit losses. These increases were partially offset by a $0.4 million decrease in insurance costs, primarily related to our director and officer insurance premiums that decreased with market rates for 2023.

Other Income

Interest income

Interest income increased by $1.4 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022. The increase was primarily due to higher interest rates on our interest bearing accounts.

Other income (expense), net

Other income (expense), net was $0.2 million for the three months ended June 30, 2023 and did not change materially from the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$16,617	$15,589	$1,028
Service revenue	4,594	3,048	1,546
Contract revenue	370	775	(405)
Total revenue	21,581	19,412	2,169
Cost of revenue:
Product cost of revenue	8,586	6,276	2,310
Service cost of revenue	2,718	2,126	592
Contract cost of revenue	99	247	(148)
Total cost of revenue	11,403	8,649	2,754
Gross profit	10,178	10,763	(585)
Operating expenses:
Research and development	10,923	8,198	2,725
Selling, general and administrative	23,211	20,455	2,756
Total operating expenses	34,134	28,653	5,481
Loss from operations	(23,956)	(17,890)	(6,066)
Other income:
Interest income	2,706	464	2,242
Interest expense	(551)	(35)	(516)
Other expense, net	(200)	(53)	(147)
Total other income, net	1,955	376	1,579
Loss from operations before income taxes	(22,001)	(17,514)	(4,487)
Benefit for income taxes	122	—	122
Net loss	$(21,879)	$(17,514)	$(4,365)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$16,617	$15,589	$1,028	7%
Product cost of revenue	8,586	6,276	2,310	37%
Gross profit	$8,031	$9,313	$(1,282)	(14)%
Gross profit margin	48%	60%	(12)%

Product revenue increased by $1.0 million, or 7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily related to $1.2 million in higher consumable and accessory revenue, which included a $0.8 million increase in handheld accessories and consumables. The increase in consumable and accessory revenue was offset in part by a decrease in device sales of $0.2 million which was due to a decrease of $1.7 million in desktop device sales, primarily related to a 20 unit decrease in Rebel device placements, offset in part by an increase of $1.5 million in handheld device sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was attributable to higher device placements and higher average selling prices primarily due to channel mix with direct sales.

Product cost of revenue increased by $2.3 million, or 37%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in product cost of revenue was primarily related to $0.7 million in higher costs related to unabsorbed facility and labor overhead from lower production builds in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, $0.6 million in higher materials and supplies consumed in warranty and production activities, $0.3 million in material costs from higher product volume, $0.2 million in intangibles amortization and a $0.2 million increase in shipping costs.

Product gross profit decreased by $1.3 million, or 14%, and gross profit margin decreased by twelve percentage points for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due the lower production builds in the six months ended June 30, 2023 resulting in an approximately four percentage point decrease, an increase in materials and supplies used in warranty and production activities resulting in an approximately four percentage point decrease, the higher non-cash charges for intangible amortization of approximately one percentage point and a gross profit decrease related to the product mix with the handheld accessory and consumables that have a lower gross profit contribution, compared to handheld devices.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$4,594	$3,048	$1,546	51%
Service cost of revenue	2,718	2,126	592	28%
Gross profit	$1,876	$922	$954	103%
Gross profit margin	41%	30%	11%

Service revenue increased by $1.5 million, or 51%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $0.6 million, or 28%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in service cost of revenue was primarily related to higher personnel costs to support the increase in service revenue as well as an increase in contract trainers used to support the higher handheld training revenue.

Service gross profit increased by $1.0 million, or 103%, and gross profit margin increased by eleven percentage points for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the ability to leverage the fixed infrastructure with the service team across both handhelds and desktops.

Contract

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$370	$775	$(405)	(52)%
Contract cost of revenue	99	247	(148)	(60)%
Gross profit	$271	$528	$(257)	(49)%
Gross profit margin	73%	68%	5%

Contract revenue decreased by $0.4 million, or 52%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The majority of contract revenue, for the six months ended June 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. The decrease in contract revenue for the six months ended June 30, 2023 is primarily related to the completion of work in 2022 related to a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

Contract cost of revenue decreased by $0.1 million, or 60% for the six months ended June 30, 2023, compared to the six months ended June 30, 2023 had lower material costs with the subcontract agreement with a commercial entity that holds a U.S. government prime contract compared to the contract deliverables for the prime contract held directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract for the six months ended June 30, 2022.

Contract gross profit decreased by $0.2 million and gross profit margin increased by 5 percentage points for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the mix in contract deliverables, including a mix of materials with lower costs during the six months ended June 30, 2023, which resulted in a higher gross profit margin for that period, as compared to the six months ended June 30, 2022.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$10,923	$8,198	$2,725	33%
Percentage of total revenue	51%	42%

Our research and development expenses were $10.9 million for the six months ended June 30, 2023, an increase of $2.7 million from research and development expenses of $8.2 million for the six months ended June 30, 2022. The increase was due primarily to a $1.2 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.6 million increase in stock-based compensation, a $0.4 million increase in occupancy related expenses, and a $0.2 million increase in program spend, mainly consulting related to product development efforts.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$23,211	$20,455	$2,756	13%
Percentage of total revenue	108%	105%

Our selling, general and administrative expenses were $23.2 million for the six months ended June 30, 2023, an increase of $2.8 million from selling, general and administrative expenses of $20.5 million for the six months ended June 30, 2022. The increase was due primarily to a $1.5 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.8 million increase in stock-based compensation, a $0.3 million increase in acquisition-related costs for intangible amortization and valuation of contingent milestones and, a $0.2 million increase in travel expenses and marketing-related spend. These increases were partially offset by a $0.7 million decrease in insurance costs, primarily related to our director and officers insurance premiums that decreased with market rates for 2023.

Other Income

Interest income

Interest income increased by $2.2 million for the six months ended June 30, 2023 from $0.5 million for the six months ended June 30, 2022. The increase was due to higher interest rates on our interest bearing accounts.

Interest expense

Interest expense increased by $0.5 million for the six months ended June 30, 2023 from less than $0.1 million for the six months ended June 30, 2022. The increase was primarily due to a loss on extinguishment of debt of $0.5 million recorded for the write off of the initial fees incurred and potential termination fees related to our 2022 Revolver.

Other expense, net

Other expense, net was $0.2 million for the six months ended June 30, 2023 and did not change materially from the six months ended June 30, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and, most recently, with proceeds from an underwritten public offering in November 2021. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $152.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On March 11, 2021, the Company entered into the 2021 Revolver to replace the 2019 Loan. This agreement created a revolving line of credit totaling $25.0 million and eliminated the existing term loan. Borrowings under the revolving line of credit bore interest at an annual rate equal to the greater of (i) one-half percent (0.5%) above the prime rate or (ii) four percent (4.0%), and were scheduled to mature on March 11, 2024. Borrowings were collateralized by substantially all of the Company’s property, excluding intellectual property, which was subject to a negative pledge. The 2021 Revolver subjected the Company to various customary covenants, including requirements as to financial reporting and financial covenants (including an unrestricted minimum cash level of $10.0 million), and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on the Company’s property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber the Company’s intellectual property. Events of default under the 2021 Revolver included failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. Upon the occurrence of an event of default and until such event of default was no longer continuing, the annual interest rate would be five percent (5.0%) above the otherwise applicable rate.

The terms of the 2021 Revolver required that the existing term loan outstanding under the 2019 Loan be repaid with an advance under the line of credit. Accordingly, on March 11, 2021, the Company used $14.5 million of proceeds from the 2021 Revolver to repay all amounts then due on the existing term loan. The Company accounted for the transaction as a debt extinguishment and recorded a loss on extinguishment of $0.2 million, which was included in interest expense in the consolidated statements of operations and comprehensive loss.

On November 2, 2022, the Company satisfied in full all of its outstanding obligations and voluntarily terminated the 2021 Revolver. The Company did not incur any early termination penalties in connection with the termination of the 2021 Revolver. The amount outstanding under the 2021 Revolver was fully repaid in October 2022 and no amounts were outstanding upon termination of the 2021 Revolver.

On November 2, 2022, we entered into the 2022 Revolver.

The 2022 Revolver provided for a revolving line of credit of up to $35.0 million. We were permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness would be immediately due and payable. The outstanding principal amount of any advance accrued interest at a floating rate per annum equal to the greater of (i) three and one-half percent (3.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). Our obligations under the 2022 Revolver were secured by substantially all of our assets, excluding our intellectual property, which was subject to a negative pledge. The revolving line of credit under the 2022 Revolver was scheduled to terminate on November 2, 2025.

As of June 30, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

The 2022 Revolver also contained certain financial covenants, including a requirement that the amount of unrestricted and unencumbered cash minus advances under the 2022 Revolver was not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The 2022 Revolver contained customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, our ability to change the principal nature of our business, dispose of our business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem our capital stock, engage in transactions with affiliates or otherwise encumber our intellectual property, in each case, subject to customary exceptions.

On March 10, 2023, SVB, one of our financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver.

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default, and continued to be in default as of June 30, 2023, of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

On August 4, 2023, the Company entered into the Amended 2022 Revolver, by and between, the Company, as borrower, and SVB, as lender. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 2, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 2, 2025.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver.

The Amended 2022 Revolver also contains certain financial covenants, including a requirement that the Company maintain $20.0 million on account at or through SVB and the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The Amended 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(18,529)	$(10,876)
Cash used in investing activities	(21,121)	(689)
Cash (used in) provided by financing activities	(15,782)	597
Effect of foreign exchange rate changes on cash and cash equivalents	6	—
Net decrease in cash, cash equivalents and restricted cash	$(55,426)	$(10,968)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $18.5 million, primarily resulting from our net loss of $21.9 million and net cash used in changes in our operating assets and liabilities of $3.4 million, partially offset by noncash charges of $6.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $1.7 million decrease from changes in inventory and a $0.9 million decrease from changes in accounts payable and accrued expenses.

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

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $21.1 million, due to $19.6 million in purchases of marketable securities and $1.5 million in purchases of property and equipment.

During the six months ended June 30, 2022, net cash used in investing activities was $0.7 million, due to purchases of property and equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2023 was $15.8 million, consisting primarily of the repayment of $15.0 million outstanding under the 2022 Revolver and a $0.9 million payment for release of pension liability.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2022 Report on Form 10-K. There were no significant changes to our critical accounting policies for the six months ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, or 2022 Form 10-K. There have been no material changes to our risk factors during the three months ended June 30, 2023 from those discussed in our 2022 Form 10-K.

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
10.18

Default Waiver and First Amendment to Loan and Security Agreement, dated as of August 4, 2023, by and between 908 Devices Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on August 8, 2023)

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

908 DEVICES INC.

Date: August 8, 2023	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)