Form 10-Q
period 2023-09-30
908 Devices Inc.
filed 2023-11-07
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 32,379,113 shares of common stock, $0.001 par value per share, issued and outstanding.

908 DEVICES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, Rebel, ZipChip, Maven, Maverick, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$118,213	$188,422
Marketable securities	29,684	—
Accounts receivable, net of allowance for credit losses of $117 and $25 at September 30, 2023 and December 31, 2022	12,885	10,033
Inventory	15,926	12,513
Prepaid expenses and other current assets	3,119	4,658
Total current assets	179,827	215,626
Operating lease, right-of-use assets	6,677	3,956
Property and equipment, net	2,854	3,083
Goodwill	9,928	10,050
Intangible assets, net	7,742	8,488
Other long-term assets	1,447	1,384
Total assets	$208,475	$242,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,581	$1,397
Accrued expenses	7,267	8,847
Deferred revenue	10,521	7,514
Operating lease liabilities	1,953	1,468
Total current liabilities	22,322	19,226
Long-term debt	—	15,000
Operating lease liabilities, net of current portion	4,447	3,040
Deferred revenue, net of current portion	9,371	11,496
Deferred income taxes	2,406	2,671
Other long-term liabilities	—	555
Total liabilities	38,546	51,988
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,371,428 shares and 31,859,847 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	332,080	323,969
Accumulated other comprehensive income	988	798
Accumulated deficit	(163,171)	(134,200)
Total stockholders' equity	169,929	190,599
Total liabilities and stockholders' equity	$208,475	$242,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$12,161	$13,541	$28,778	$29,169
Service revenue	2,136	1,896	6,730	4,905
Contract revenue	—	360	370	1,135
Total revenue	14,297	15,797	35,878	35,209
Cost of revenue:
Product cost of revenue	4,651	5,234	13,237	11,509
Service cost of revenue	1,777	1,132	4,495	3,259
Contract cost of revenue	—	93	99	340
Total cost of revenue	6,428	6,459	17,831	15,108
Gross profit	7,869	9,338	18,047	20,101
Operating expenses:
Research and development	5,537	4,666	16,460	12,864
Selling, general and administrative	11,421	11,826	34,632	32,281
Total operating expenses	16,958	16,492	51,092	45,145
Loss from operations	(9,089)	(7,154)	(33,045)	(25,044)
Other income:
Interest income	1,449	981	4,155	1,446
Interest expense	350	(33)	(201)	(68)
Other income (expense), net	110	(53)	(88)	(106)
Total other income, net	1,909	895	3,866	1,272
Loss from operations before income taxes	(7,180)	(6,259)	(29,179)	(23,772)
Benefit for income taxes	87	—	209	—
Net loss	$(7,093)	$(6,259)	$(28,970)	$(23,772)
Net loss per share
Basic and diluted	$(0.22)	$(0.20)	$(0.90)	$(0.76)
Weighted average common shares outstanding
Basic and diluted	32,345,925	31,606,484	32,171,685	31,441,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,093)	$(6,259)	$(28,970)	$(23,772)
Other comprehensive income (loss)
Foreign currency translation adjustment	(404)	(613)	(170)	(613)
Unrealized gains on marketable securities, net of tax of $0	248	—	360	—
Total other comprehensive (loss) income	$(156)	$(613)	$190	$(613)
Comprehensive loss	$(7,249)	$(6,872)	$(28,780)	$(24,385)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612
Issuance of common stock upon exercise of stock options	166,226	—	301	—	—	301
Stock-based compensation expense	—	—	2,578	—	—	2,578
Issuance of common stock upon ESPP purchase	45,082	—	259	—	—	259
Vesting of restricted stock units	54,036	—	—	—	—	—
Net loss	—	—	—	—	(9,346)	(9,346)
Foreign currency translation adjustments	—	—	—	(57)	—	(57)
Unrealized gains on marketable securities	—	—	—	112	—	112
Balances at June 30, 2023	32,326,861	$32	$329,361	$1,144	$(156,078)	$174,459
Issuance of common stock upon exercise of stock options	15,393	—	15	—	—	15
Stock-based compensation expense	—	—	2,704	—	—	2,704
Vesting of restricted stock units	29,174	—	—	—	—	—
Net loss	—	—	—	—	(7,093)	(7,093)
Foreign currency translation adjustments	—	—	—	(404)	—	(404)
Unrealized gains on marketable securities	—	—	—	248	—	248
Balances at September 30, 2023	32,371,428	$32	$332,080	$988	$(163,171)	$169,929

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	31,077,004	$31	$315,210	$—	$(100,637)	$214,604
Issuance of common stock upon exercise of stock options	243,842	—	324	—	—	324
Stock-based compensation expense	—	—	1,289	—	—	1,289
Vesting of restricted stock units	12,936	—	—	—	—	—
Net loss	—	—	—	—	(9,415)	(9,415)
Balances at March 31, 2022	31,333,782	$31	$316,823	$—	$(110,052)	$206,802
Issuance of common stock upon exercise of stock options	164,638	1	275	—	—	276
Stock-based compensation expense	—	—	1,894	—	—	1,894
Issuance of common stock upon ESPP purchase	16,052	—	242	—	—	242
Vesting of restricted stock units	16,643	—	—	—	—	—
Net loss	—	—	—	—	(8,099)	(8,099)
Balances at June 30, 2022	31,531,115	$32	$319,234	$—	$(118,151)	$201,115
Issuance of common stock upon exercise of stock options	109,354	—	237	—	—	237
Stock-based compensation expense	—	—	2,020	—	—	2,020
Vesting of restricted stock units	11,589	—	—	—	—	—
Net loss	—	—	—	—	(6,259)	(6,259)
Foreign currency translation adjustments	—	—	—	(613)	—	(613)
Balances at September 30, 2022	31,652,058	$32	$321,491	$(613)	$(124,410)	$196,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,970)	$(23,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,979	1,037
Stock-based compensation expense	7,448	5,203
Noncash interest expense and loss on extinguishment of debt	206	10
Provision for inventory obsolescence	284	46
Provision for credit losses	92	—
Change in fair value of contingent consideration	335	—
Deferred income tax	(239)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,950)	1,306
Inventory	(3,841)	(4,108)
Prepaid expenses and other current assets	516	2,198
Other long-term assets	(210)	131
Accounts payable and accrued expenses	1,228	(175)
Deferred revenue	884	2,463
Right-of-use operating lease assets	1,222	911
Operating lease liabilities	(1,113)	(991)
Other long-term liabilities	—	(73)
Net cash used in operating activities	(23,129)	(15,814)
Cash flows from investing activities:
Purchases of property and equipment	(1,712)	(1,433)
Purchases of marketable securities	(34,258)	—
Proceeds from sales and maturities of marketable securities	4,934	—
Acquisitions, net of cash acquired	—	(13,762)
Net cash used in investing activities	(31,036)	(15,195)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(598)	(199)
Proceeds from issuance of common stock	663	1,079
Payments of public offering costs	—	(112)
Proceeds from borrowings on revolving line of credit	—	45,000
Payments for contingent consideration	(1,095)	—
Repayment of notes payable	(15,000)	(45,000)
Net cash (used in) provided by financing activities	(16,030)	768
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(23)
Net decrease in cash, cash equivalents and restricted cash	(70,209)	(30,264)
Cash, cash equivalents and restricted cash at beginning of period	188,593	224,133
Cash, cash equivalents and restricted cash at end of period	$118,384	$193,869
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$342	$598
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$118,213	$193,698
Restricted cash included in prepaid expenses and other current assets	—	60
Restricted cash included in other long-term assets	171	111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$118,384	$193,869

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $29.0 million for the nine months ended September 30, 2023 and $33.6 million for the year ended December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $163.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 and statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended September 30, 2023, two customers represented 41% and 17% of total revenue. For the comparable three months ended September 30, 2022, one customer represented 41% of total revenue. For the nine months ended September 30, 2023, two customers represented 22% and 11% of total revenue, respectively. For the comparable nine months ended September 30, 2022, one customer represented 29% of total revenue. As of September 30, 2023, one customer accounted for 47% of gross accounts receivable. As of December 31, 2022, two customers accounted for 20% and 12% of gross accounts receivable, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of September 30, 2023 and December 31, 2022, the Company recorded $0.1 million allowance and less than $0.1 million allowance for credit losses, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balances at beginning of period	$133	$1,750	$25	$1,750
Current period change for expected credit loss	—	—	108	—
Deduction / recoveries collected	(16)	—	(16)	—
Balances at end of period	$117	$1,750	$117	$1,750

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

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the nine months ended September 30, 2023.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of September 30, 2023 or December 31, 2022.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balances at beginning of period	$16,510	$14,521
Recognition of revenue included in balance at beginning of the period	(5,332)	(3,521)
Revenue deferred during the period, net of revenue recognized	8,714	5,891
Balances at end of period	$19,892	$16,891

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	September 30,	December 31,
	2023	2022
Deferred revenue expected to be recognized in:
One year or less	$10,521	$7,514
One to two years	5,885	4,750
Three years and beyond	3,486	4,246
	$19,892	$16,510

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying condensed consolidated balance sheet. The Company had no contract assets related to contract revenue as of September 30, 2023 and $0.4 million contract assets related to contract revenue as of December 31, 2022.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of September 30, 2023, the Company had no contract liabilities. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of September 30, 2023, the Company held no wholly- or partially-unsatisfied performance obligations related to contract agreements entered prior to period end.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product and service revenue:
Device sales revenue	$10,719	$10,952	$23,761	$24,239
Recurring revenue	3,578	4,485	11,747	9,835
Total product and service revenue	14,297	15,437	35,508	34,074
Contract revenue	—	360	370	1,135
Total revenue	$14,297	$15,797	$35,878	$35,209

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Handheld revenue:
Device sales revenue	$9,681	$8,051	$19,929	$16,782
Recurring revenue	2,067	2,968	6,813	5,645
Total handheld revenue	11,748	11,019	26,742	22,427
Desktop revenue:
Device sales revenue	1,039	2,901	3,832	7,458
Recurring revenue	1,510	1,517	4,934	4,189
Total desktop revenue	2,549	4,418	8,766	11,647
Total product and service revenue	$14,297	$15,437	$35,508	$34,074

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Government	$11,740	$11,069	$26,732	$22,788
Pharmaceutical/Biotechnology	2,546	4,327	8,705	11,032
Academia and other	11	41	71	254
Total product and service revenue	$14,297	$15,437	$35,508	$34,074

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$12,417	$12,403	$26,769	$27,916
Europe, Middle East and Africa	1,456	2,361	7,398	4,961
Asia Pacific	394	996	1,191	2,270
Americas other	30	37	520	62
	$14,297	$15,797	$35,878	$35,209

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

Net Income (Loss) per Share

The Company has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include warrants, stock options, restricted stock units, and shares to be purchased under the Company’s employee stock purchase plan. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,300	$—	$—	$94,300
Marketable securities - U.S. Treasury securities	—	29,684	—	29,684
Total assets measured at fair value	$94,300	$29,684	$—	$123,984
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$728	$728
Total liabilities measured at fair value	$—	$—	$728	$728

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$27,866	$—	$—	$27,866
	$27,866	$—	$—	$27,866
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$343	$343
Acquisition-related contingent consideration - pension liability	—	—	900	900
	—	—	1,243	1,243
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	555	555
Total liabilities measured at fair value	$—	$—	$1,798	$1,798

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2023 or 2022.

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

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The total remaining maximum payments due related to the technological integration and revenue targets is approximately $1.2 million, of which the value as of September 30, 2023 was approximately $0.7 million. The Company received notice that the pension obligation had been transferred and no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability and paid out the sellers in April 2023. The sellers also achieved a portion of one of three milestones under the share purchase and transfer agreement and the Company paid $0.5 million in August 2023.

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

Balance as of December 31, 2022	$1,798
Accretion - earnout	335
Contingent consideration payment	(505)
Release of pension liability	(900)
Balance as of September 30, 2023	$728

Please refer to Note 13, Acquisition, for further details. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	29,324	360	—	—	29,684
	$29,324	$360	$—	$—	$29,684

Net realized gains on sales of marketable securities is $0.1 million and none for the nine months ended September 30, 2023 and 2022, respectively. The Company did not have marketable securities as of December 31, 2022.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$10,819	$8,343
Work-in-progress	3,214	2,722
Finished goods	1,893	1,448
	$15,926	$12,513

6. Goodwill and Intangible Assets, net

Goodwill

As of September 30, 2023, the carrying amount of goodwill was $9.9 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

Nine Months Ended
September 30, 2023
Balances at beginning of period	$10,050
Foreign currency impact	(122)
Balances at end of period	$9,928

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	September 30, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(476)	$120	$2,786
Developed Technology	4,967	(400)	187	4,754
Software	254	(88)	10	176
Trade Name	61	(37)	2	26
	$8,424	$(1,001)	$319	$7,742

	December 31, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(163)	$150	$3,129
Developed Technology	4,967	(137)	243	5,073
Software	254	(30)	11	235
Trade Name	61	(13)	3	51
	$8,424	$(343)	$407	$8,488

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product cost of revenue	$108	$66	$321	$66
Selling, general and administrative expenses	113	69	337	69
	$221	$135	$658	$135

Estimated future amortization expense for the intangible assets as of September 30, 2023 are as following (in thousands):

2023 (three months)	$221
2024	869
2025	851
2026	775
2027	773
Thereafter	4,253
$7,742

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$3,995	$4,909
Accrued warranty	1,009	1,119
Accrued professional fees	821	677
Contingent consideration	728	1,243
Accrued other	714	899
	$7,267	$8,847

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accrual balance at beginning of period	$1,119	$1,593
Provision for new warranties	367	1,194
Settlements and adjustments made during the period	(477)	(1,433)
Accrual balance at end of period	$1,009	$1,354

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

As of September 30, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

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

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

9. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2023, and December 31, 2022, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three and nine months ended September 30, 2023 and 2022, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2023	2022
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,483,790	2,640,822
Performance stock units	53,794	—
Restricted stock units	1,911,152	866,104
	4,541,439	3,599,629

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$155	$72	$410	$221
Research and development expenses	742	474	2,069	1,154
Selling, general and administrative expenses	1,807	1,474	4,969	3,828
	$2,704	$2,020	$7,448	$5,203

As of September 30, 2023, there was $17.2 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.8 years.

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

There have been no material changes to the Company’s leases during the nine months ended September 30, 2023, other than noted herein. For additional information, read Note 13, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2022.

In July 2022, the Company entered into a new operating lease agreement in Morrisville, North Carolina (the “New NC Lease”), to expand the Company’s research and development activities focused on its desktop offerings and enable the ability to stand up an additional manufacturing site for the Company. The New NC Lease is for approximately 13,300 rentable square feet and is for a term of 88 months with total lease costs of approximately $4.0 million. The New NC Lease commenced in March 2023.

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

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$579	$587	$1,548	$1,752
Short-term lease cost	17	10	49	30
Variable lease cost	43	3	97	7
	$639	$600	$1,694	$1,789

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,513	$1,342
Operating lease liabilities arising from obtaining right-of-use assets	$3,003	$—

The weighted-average remaining lease term and discount rate were as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	3.85	2.75
Weighted-average discount rate - operating leases	7.9%	9.5%

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

Future annual minimum lease payments under operating leases as of September 30, 2023 are as follows (in thousands):

2023 (three months)	$602
2024	2,429
2025	1,999
2026	578
2027	592
Thereafter	1,347
Total future minimum lease payments	7,547
Less: imputed interest	(1,147)
Total operating lease liabilities	$6,400

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the nine months ended September 30, 2023 and 2022, the Company made $0.4 million and $0.4 million, respectively, in contributions to the plan.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues and technical integration of Trace systems and knowledge and range to June 30, 2024.

During the six months ended June 30, 2023, the Company received notice that the pension obligation had been transferred and was no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023. In August 2023, one of three milestone based earnouts was achieved and a $0.5 million payment was made. See Note 13, Acquisition.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023.

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

The excess of the purchase price over the fair value of the acquired business' net assets represents cost and revenue synergies specific to the companies, and has been allocated to goodwill, which is not tax deductible. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2 for the amortization periods.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Trace for the nine months ended September 30, 2022 and the three month period ended September 30, 2022 as if the acquisition of Trace had been completed on January 1, 2022 and have been calculated after applying the Company’s accounting policies. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as consequential adjustments relating to the tax effect of these adjustments in combining the Company and Trace businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Trace. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2022, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Revenue (unaudited)	$15,950	$36,341
Pre-tax loss (unaudited)	$(5,947)	$(23,369)

14. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Long-lived assets(1) by country:
United States	$8,985	$7,852
All other countries	546	63
Total long-lived assets	$9,531	$7,915
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

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

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit alongside bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users. The term “products” as used in this

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, Rebel, ZipChip Interface, Maverick, Maven and related sampling devices.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $35.9 million and $35.2 million for the nine months ended September 30, 2023 and 2022, respectively, and incurred net losses of $29.0 million and $23.8 million for those same periods. As of September 30, 2023, we had an accumulated deficit of $163.2 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We are closely monitoring the military conflicts in Ukraine and Israel. Although we do not directly source any material products or supplies from Ukraine or Israel, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

We are also monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including SVB, being closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver on March 10, 2023, and Signature Bank being closed by the New York State Department of Financial Services on March 12, 2023. We are also monitoring the impacts that these events may have on our customers and vendors. Despite the steps taken to date by U.S. agencies to protect depositors, and the subsequent acquisition of SVB by First-Citizens Bank & Trust Company, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, and could include failures of other financial institutions to which we may encounter direct or indirect exposure. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We continue to monitor the situation on U.S. financial institutions and potential impact on our business.

While conditions related to the COVID-19 pandemic generally have improved further in 2023 compared to fiscal 2022, and our business operations are no longer significantly impacted, we will continue to monitor supply chain risks and other potential lingering impacts. On April 10, 2023, the U.S. announced that the public health emergency related to COVID-19 ended.

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

We plan to grow our device sales in the coming years through multiple strategies including expanding our sales efforts domestically and globally and continuing to enhance the underlying technology and applications for life sciences research related to our Rebel, ZipChip Interface, Maverick, Maven and related sampling devices. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing our devices and enabling our customers to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our devices and consumables.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 33% and 29% of total product and service revenue for the nine months ended September 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Revenue from the sales of consumables will vary by type of device. We expect that recurring revenue as a percentage of the original device price to be higher for our desktop devices (Rebel, ZipChip Interface, Maverick, Maven and related sampling devices) than for our handheld device (MX908). While we sell single-use swab samplers for MX908 to be used in liquid and solid materials analysis, there are a number of other applications that the MX908 can be used for that do not require consumables. Rebel and ZipChip Interface require consumables kits for all areas of operations. Currently, Rebel customers, who are actively utilizing the device, are consuming on average approximately half a 200-sample kit per month; however, Rebel is a new product and purchasing patterns related to our consumables kits are evolving. We expect that the number of kits sold per month will vary over the short term. In time, we expect Rebel consumables kits sales to become more consistent as our installed base grows and our customers establish usage patterns. At maximum potential capacity, with continuous operation, the Rebel can consume approximately one 200-sample kit per day. Maverick devices require consumables, probes and standards for all areas of operations. Maven and related sampling devices require consumable sets of buffers, probes and biosensors for all areas of operations.

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

During the three and nine months ended September 30, 2023 and 2022, our product placements (units recognized as revenue) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product Placements:
Handheld	117	150	286	315
Desktop	7	25	38	67

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	September 30,
	2023	2022
Cumulative Product Placements:
Handheld	2,306	1,965
Desktop	408	352

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 67% and 71% of our product and service revenue for the nine months ended September 30, 2023 and 2022, respectively. Recurring revenue accounted for 33% and 29% of our product and service revenue for the nine months ended September 30, 2023 and 2022, respectively.

Our current device offerings include:

●	Handheld devices—MX908; and
●	Desktop devices—Rebel and ZipChip Interface, Maverick, Maven and related sampling devices.

We sell our devices directly to customers and through distributors. Each of our device sales drives various streams of recurring revenue comprised of consumable and accessory product sales and service revenue.

Our consumables consist of:

●	MX908—accessories and swabs;
●	Rebel—consumables kit with a microfluidic chip and standards;
●	ZipChip Interface—microfluidic chip, reagent and assay kits;
●	Maverick—calibration kits and accessories; and
●	Maven and related sampling devices—probes, tubing sets and accessories.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the three and nine months ended September 30, 2023 and was comprised of three customers during the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023 and 2022, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product and service revenue:
Device sales revenue	$10,719	$10,952	$23,761	$24,239
Recurring revenue	3,578	4,485	11,747	9,835
Total product and service revenue	14,297	15,437	35,508	34,074
Contract revenue	—	360	370	1,135
Total revenue	$14,297	$15,797	$35,878	$35,209

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Government	$11,740	$11,069	$26,732	$22,788
Pharmaceutical/Biotechnology	2,546	4,327	8,705	11,032
Academia and other	11	41	71	254
Total product and service revenue	$14,297	$15,437	$35,508	$34,074

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$12,161	$13,541	$(1,380)
Service revenue	2,136	1,896	240
Contract revenue	—	360	(360)
Total revenue	14,297	15,797	(1,500)
Cost of revenue:
Product cost of revenue	4,651	5,234	(583)
Service cost of revenue	1,777	1,132	645
Contract cost of revenue	—	93	(93)
Total cost of revenue	6,428	6,459	(31)
Gross profit	7,869	9,338	(1,469)
Operating expenses:
Research and development	5,537	4,666	871
Selling, general and administrative	11,421	11,826	(405)
Total operating expenses	16,958	16,492	466
Loss from operations	(9,089)	(7,154)	(1,935)
Other income (expense):
Interest income	1,449	981	468
Interest expense	350	(33)	383
Other income (expense), net	110	(53)	163
Total other income, net	1,909	895	1,014
Loss from operations before income taxes	(7,180)	(6,259)	(921)
Benefit for income taxes	87	—	87
Net loss	$(7,093)	$(6,259)	$(834)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables and service as follows:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$12,161	$13,541	$(1,380)	(10)%
Product cost of revenue	4,651	5,234	(583)	(11)%
Gross profit	$7,510	$8,307	$(797)	(10)%
Gross profit margin	62%	61%	1%

Product revenue decreased by $1.4 million, or 10%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily related to a $1.8 million decrease in desktop device sales, primarily related to a fifteen unit decrease in Rebel device placements for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was offset, in part, by $0.4 million in higher handheld revenues resulting primarily from the initial component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, net of a decrease of 33 MX908 placements and lower revenues from handheld aero modules and consumables compared to the prior year period.

Product cost of revenue decreased by $0.6 million, or 11%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in product cost of revenue was primarily related to $0.4 million in reduced material costs from the lower sales volume, higher absorption of facility and labor overhead from higher production builds in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and favorable product mix, mainly from the initial component shipments under our subcontract agreement. These reductions in cost of product revenues were offset in part by $0.2 million in higher royalty costs, $0.2 million in higher provisions for excess and obsolete materials and $0.1 million in stock-based compensation.

Product gross profit decreased by $0.8 million, or 10%, and gross profit margin increased by fifty basis points for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in product gross profit is primarily related to lower sales volume. The slight improvement in product gross profit margin was primarily due to favorable product mix related to the initial component shipments under our subcontract agreement and higher production builds in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$2,136	$1,896	$240	13%
Service cost of revenue	1,777	1,132	645	57%
Gross profit	$359	$764	$(405)	(53)%
Gross profit margin	17%	40%	(23)%

Service revenue increased by $0.2 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $0.6 million, or 57%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in service cost of revenue was primarily related to $0.2 million in higher materials related to servicing the installed base, a $0.3 million increase in contract trainers used to support the higher handheld training revenue and an increase in personnel costs to support the increase in service revenue.

Service gross profit decreased by $0.4 million, or 53%, and gross profit margin decreased by 23% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to the increase in materials shipped under service arrangements and an increase in contract trainers versus internal resources.

Contract

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$—	$360	$(360)	(100)%
Contract cost of revenue	—	93	(93)	(100)%
Gross profit	$—	$267	$(267)	(100)%
Gross profit margin		74%	(74)%

Contract revenue decreased by $0.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The majority of contract revenue for the three months ended September 30, 2022, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, for which work on the development phase was completed in the second quarter of 2023.

Contract cost of revenue decreased by $0.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The majority of contract revenue for the three months ended September 30, 2022, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, for which work on the development phase was completed in the second quarter of 2023.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$5,537	$4,666	$871	19%
Percentage of total revenue	39%	30%

Our research and development expenses were $5.5 million for the three months ended September 30, 2023, an increase of $0.9 million from research and development expenses of $4.7 million for the three months ended September 30, 2022. The increase was due primarily to a $0.5 million increase in salaries and related costs from the impact of headcount added in 2022, a $0.3 million increase in stock-based compensation and a $0.3 million increase in occupancy related expenses, mainly related to our new facility in North Carolina, offset in part by $0.2 million in lower material and consulting costs.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,421	$11,826	$(405)	(3)%
Percentage of total revenue	80%	75%

Our selling, general and administrative expenses were $11.4 million for the three months ended September 30, 2023, a decrease of $0.4 million from selling, general and administrative expenses of $11.8 million for the three months ended September 30, 2022. The decrease was due primarily to a $0.4 million decrease in insurance costs, primarily related to our director and officer insurance premiums that decreased with market rates for 2023, a $0.3 million decrease in salaries and related costs, partially offset by a $0.3 million increase in stock-based compensation.

Other Income

Interest income

Interest income increased by $0.5 million for the three months ended September 30, 2023 from $1.0 million for the three months ended September 30, 2022. The increase was primarily due to higher interest rates on our interest bearing accounts.

Interest expense

Interest expense was a $0.4 million recovery of debt termination fees for the three months ended September 30, 2023. The interest expense charges were in the first half of our current fiscal year when we were in default of our credit facility. No interest expense was incurred during the three months ended September 30, 2023, as there was no debt outstanding.

Other income (expense), net

Other income (expense), net was $0.1 million for the three months ended September 30, 2023 and did not change materially from the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$28,778	$29,169	$(391)
Service revenue	6,730	4,905	1,825
Contract revenue	370	1,135	(765)
Total revenue	35,878	35,209	669
Cost of revenue:
Product cost of revenue	13,237	11,509	1,728
Service cost of revenue	4,495	3,259	1,236
Contract cost of revenue	99	340	(241)
Total cost of revenue	17,831	15,108	2,723
Gross profit	18,047	20,101	(2,054)
Operating expenses:
Research and development	16,460	12,864	3,596
Selling, general and administrative	34,632	32,281	2,351
Total operating expenses	51,092	45,145	5,947
Loss from operations	(33,045)	(25,044)	(8,001)
Other income:
Interest income	4,155	1,446	2,709
Interest expense	(201)	(68)	(133)
Other expense, net	(88)	(106)	18
Total other income, net	3,866	1,272	2,594
Loss from operations before income taxes	(29,179)	(23,772)	(5,407)
Benefit for income taxes	209	—	209
Net loss	$(28,970)	$(23,772)	$(5,198)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$28,778	$29,169	$(391)	(1)%
Product cost of revenue	13,237	11,509	1,728	15%
Gross profit	$15,541	$17,660	$(2,119)	(12)%
Gross profit margin	54%	61%	(7)%

Product revenue decreased by $0.4 million, or one percentage point, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily related to a decrease in desktop sales of $3.2 million which was due to a decrease of $3.6 million in desktop device sales, primarily related to a 35 unit decrease in Rebel device placements, offset in part by a $0.4 million increase in desktop consumables and accessories for the nine months ended September 30, 2023. The decrease in desktop revenue was offset in part by an increase of $2.8 million in handheld sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was attributable to the initial component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract and higher average selling prices primarily due to channel mix with direct sales and distribution partners, offset in part by 29 fewer device placements for the nine months ended September 30, 2023.

Product cost of revenue increased by $1.7 million, or 15%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in product cost of revenue was primarily related to unfavorable product mix for the nine months ended September 30, 2023, as well as $0.4 million in higher materials and supplies consumed in warranty and production activities, $0.3 million in intangibles amortization, $0.2 million in higher provisions for excess and obsolete materials and a $0.2 million increase in shipping costs.

Product gross profit decreased by $2.1 million, or 12%, and gross profit margin decreased by seven percentage points for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease in product gross profit was, primarily due to unfavorable product mix and higher materials as a percent of revenues resulting in approximately two and a half percentage points of the decrease, an increase in materials and supplies used in warranty and production activities resulting in an approximately one and a half percentage point decrease, an increase in the provision for excess and obsolete materials resulting in an approximately on percentage point decrease, and the higher non-cash charges for intangible amortization of approximately one percentage point.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$6,730	$4,905	$1,825	37%
Service cost of revenue	4,495	3,259	1,236	38%
Gross profit	$2,235	$1,646	$589	36%
Gross profit margin	33%	34%	(1)%

Service revenue increased by $1.8 million, or 37%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $1.2 million, or 38%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in service cost of revenue was primarily related to $0.3 million in higher materials related to servicing the installed base, a $0.4 million increase in contract trainers used to support the higher handheld training revenue and an increase in personnel costs to support the increase in service revenue.

Service gross profit increased by $0.6 million, or 36% and gross profit margin decreased by forty basis points for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the increase in materials shipped under service arrangements and an increase in contract trainers versus internal resources to complete handheld training obligations.

Contract

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$370	$1,135	$(765)	(67)%
Contract cost of revenue	99	340	(241)	(71)%
Gross profit	$271	$795	$(524)	(66)%
Gross profit margin	73%	70%	3%

Contract revenue decreased by $0.8 million, or 67%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The majority of contract revenue, for the nine months ended September 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023. The decrease in contract revenue for the nine months ended September 30, 2023 is primarily related to the completion of work in 2022 related to a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

Contract cost of revenue decreased by $0.2 million, or 71% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to lower material costs with the subcontract agreement with a commercial entity that holds a U.S. government prime contract compared to the contract deliverables for the prime contract held directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract for the nine months ended September 30, 2022.

Contract gross profit decreased by $0.5 million and gross profit margin increased by three percentage points for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the mix in contract deliverables, including a mix of materials with lower costs during the nine months ended September 30, 2023, which resulted in a higher gross profit margin for that period, as compared to the nine months ended September 30, 2022.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$16,460	$12,864	$3,596	28%
Percentage of total revenue	46%	37%

Our research and development expenses were $16.5 million for the nine months ended September 30, 2023, an increase of $3.6 million from research and development expenses of $12.9 million for the nine months ended September 30, 2022. The increase was due primarily to a $1.8 million increase in salaries and related costs from the impact of headcount added in 2023, a $0.9 million increase in stock-based compensation, and a $0.7 million increase in occupancy related expenses, mainly related to our new facility in North Carolina.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$34,632	$32,281	$2,351	7%
Percentage of total revenue	97%	92%

Our selling, general and administrative expenses were $34.6 million for the nine months ended September 30, 2023, an increase of $2.4 million from selling, general and administrative expenses of $32.3 million for the nine months ended September 30, 2022. The increase was due primarily to a $1.2 million increase in salaries and related costs from the impact of headcount added in 2023, a $1.1 million increase in stock-based compensation and a $0.8 million increase in acquisition-related costs for intangible amortization and accretion and valuation of contingent milestones. These increases were partially offset by a $1.0 million decrease in insurance costs, primarily related to our director and officers insurance premiums that decreased with market rates for 2023.

Other Income

Interest income

Interest income increased by $2.7 million for the nine months ended September 30, 2023 from $1.4 million for the nine months ended September 30, 2022. The increase was due to higher interest rates on our interest bearing accounts.

Interest expense

Interest expense increased by $0.1 million for the nine months ended September 30, 2023 from $0.1 million for the nine months ended September 30, 2022. The increase was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other expense, net

Other expense, net was $0.1 million for the nine months ended September 30, 2023 and did not change materially from the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and with proceeds from an underwritten public offering in November 2021. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $147.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

As of September 30, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

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

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default, of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(23,129)	$(15,814)
Cash used in investing activities	(31,036)	(15,195)
Cash (used in) provided by financing activities	(16,030)	768
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(23)
Net decrease in cash, cash equivalents and restricted cash	$(70,209)	$(30,264)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $23.1 million, primarily resulting from our net loss of $29.0 million and net cash used in changes in our operating assets and liabilities of $4.2 million, partially offset by noncash charges of $10.1 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2023, consisted primarily of a $3.8 million decrease from changes in inventory and a $3.0 million decrease from changes in account receivable, partially offset by a $1.2 million increase from changes in accounts payable and accrued expenses and a $1.2 million increase from changes in right-of-use operating lease assets.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $31.0 million, due to $34.3 million in purchases of marketable securities, partially offset by $4.9 million proceeds from maturities of marketable securities.

During the nine months ended September 30, 2022, net cash used in investing activities was $15.2 million, due to $13.8 million increase from the acquisition of Trace which occurred in August 2022 and purchases of other property and equipment of $1.4 million.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2023 was $16.0 million, consisting primarily of the repayment of $15.0 million outstanding under the 2022 Revolver and $1.1 million in payments for contingent consideration related to the release of the $0.9 million assignment of the pension liability and the payment of the initial milestone earned of $0.5 million in August 2023.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2022 Report on Form 10-K. There were no significant changes to our critical accounting policies for the nine months ended September 30, 2023.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, or 2022 Form 10-K. There have been no material changes to our risk factors during the three months ended September 30, 2023 from those discussed in our 2022 Form 10-K.

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

908 DEVICES INC.

Date: November 7, 2023	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)