Form 10-K
period 2023-12-31
908 Devices Inc.
filed 2024-03-08
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the most recently completed second fiscal quarter, was $165.5 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 5, 2024, the registrant had 32,909,929 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

908 Devices Inc.

We own various trademark registrations and applications, and unregistered trademarks, including MX908, Rebel, ZipChip, Maverick, Maven, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us, by any other companies.

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

Risks related to macroeconomic conditions

•	Uncertainties in global economic conditions or a decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business could impact customer spending patterns and materially and adversely affect our financial condition and operating results.
•	A pandemic, epidemic or outbreak of an infectious disease in the United States such as the COVID 19 pandemic may adversely affect our business.

Risks related to our business and industry

•	We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
•	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
•	We have experienced growth of our business in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
•	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
•	We need to continue to build and develop our sales, marketing and customer service organization, and to engage with domestic and international channel partners to support our planned growth.
•	We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
•	Currently, we derive the majority of our revenue from our handheld products in the field forensics market, and are seeking to grow the revenue we derive from our desktop products in the life science market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue growth and our prospects may be harmed.
•	Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
•	We may need additional capital in the future, which may not be available to us, and if it is available, may dilute your ownership of our common stock and have a material adverse effect on our business, operating results and financial condition.
•	If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

Risks related to sales of products to the U.S. Government

•	A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
•	U.S. government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.

Risks related to litigation and our intellectual property

•	We rely on in-bound licenses granted to us from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing products and to develop new products may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.

Risks related to ownership of our common stock

•	If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
•	The market price of our common stock has been volatile and could continue to be volatile.
•	Our actual operating results may differ significantly from any operating guidance we may provide.
•	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “908 Devices,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to 908 Devices Inc. and its consolidated subsidiaries.

Item 1. Business.

Analysis at the Speed of Life

We are making revolutionizing chemical and biochemical analysis simple, smart and speedy with our purpose-built handheld and desktop devices that empower people to take swift action in life-altering applications.

Company Overview

We have developed an innovative suite of purpose-built handheld and desktop devices for the point-of-need chemical and biochemical analysis. Leveraging our proprietary mass spectrometry, or Mass Spec, microfluidics, and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in life sciences research, bioprocessing, pharma/biopharma, forensics and adjacent markets. The term “products” or “devices” used in this “Business” section each refer to the MX908, Rebel, ZipChip Interface, Maverick, and Maven and related sampling devices.

We create simplified measurement devices that our customers can use as accurate tools where-and-when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Since the launch of our first device, we have sold more than 2,800 handheld and desktop devices to over 700 customers in 56 countries, including all 20 of the top 20 pharmaceutical companies by revenue, as well as numerous domestic and foreign government agencies and leading academic institutions.

Our current products are available for both battery-powered handheld and desktop applications.

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit alongside or are directly connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

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

Our proprietary Mass Spec platform relies on extreme miniaturization of the core of Mass Spec -- the ion trap and its vacuum system. Using semiconductor microfabrication techniques, we design and produce components that are more than a thousand-fold smaller in volume when compared with most laboratory Mass Spec instruments and costs only dollars to manufacture. The vacuum system alone in a typical laboratory instrument weighs hundreds of pounds and requires several hundred watts of power, 24 hours per day, 365 days per year. Our miniaturized vacuum system weighs less than a pound, and our Mass Spec in total requires less power than a 20-watt LED light bulb. These landmark proprietary advances have enabled the first truly handheld Mass Spec devices and compact desktops.

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

With our acquisition of Trace Analytics GmbH, renamed 908 Devices GmbH, in August 2022, we obtained microfluidic aseptic sampling technology that enables on-line automated monitoring and control in bioprocess applications. This validated technology provides cell-free and sterile bioreactor sampling with no volume or prep required. We expect this technology to serve as the interface for future on-line devices, those directly connected to a bioreactor.

Lastly, it is imperative that a point-of-need solution is operable by the widest possible user base. We have an industry-leading software automation and machine learning team comprised of eleven members, each with advanced scientific degrees, who have collective experience working on 30 commercial product launches and have won numerous research and innovation awards. They have applied advanced software automation and machine learning techniques to both control the hardware in our devices and interpret the incredibly rich and complex data streaming off of them. Our team can provide answers immediately to maximize value to the customer in critical-to-life applications where minutes matter.

Our team applied its deep expertise in data analytics, machine learning and optical spectroscopy to develop a proprietary modeling approach that automatically processes Raman spectra from a wide variety of mammalian cell culture media types and cell lines. This proprietary modeling approach powers our Maverick desktop device. Introduced in 2023, Maverick offers bioprocess scientists easy-to-integrate in-line analysis and control without the need for substantial expert configuration or setup.

We fundamentally believe that the technology platform we have built and the investments we are making will allow people to answer chemical and biochemical questions in times and places that were previously inconceivable. Given the market opportunity, we expect to face substantial competition from large established manufacturers of laboratory-based instruments and from new entrants; however, our proprietary advances have enabled us to manufacture the first truly handheld Mass Spec devices and compact desktops and we believe we are well-positioned to face future competition.

We believe our technology platform can expand in future opportunities far beyond the conventional central laboratory market for Mass Spec and associated front-end separations. We estimate our total addressable market, or TAM, for our devices was $5.7 billion in 2022 and is growing to an estimated $27 billion by 2027. The TAM for our handhelds was estimated to be $1.3 billion in 2022 with expansion to over $3.9 billion with software application extensions for GxP cleaning validation, and other related quality control assays by 2027. Our desktop devices supporting bioprocess development represented an estimated TAM of $0.8 billion in 2022 expanding significantly to approximately $15 billion with execution of our roadmap and the rapid growth of cell therapy by 2027. We see additional opportunity to service the estimated TAM of $3.6 billion in 2022 across the research chromatography market space growing to more than $8.1 billion with further market growth and roadmap expansion into complex metabolomics and proteomics by 2027. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

Our Strengths

We believe the following competitive strengths provide us the ability to address point-of-need applications in forensics, life sciences research, bioprocessing, quality assurance/quality control, and synthetic biology:

●	Our proprietary microscale Mass Spec platform leverages well established, gold-standard technology. Mass Spec is already ubiquitous in the laboratory. Users do not need to take a risk on a completely unknown technology. We bring laboratory-grade capability to handhelds and desktops. We have developed a proprietary Mass Spec platform and approach that allow us to move the capabilities of conventional Mass Spec beyond the central laboratory. Our proprietary High-Pressure Mass Spec, or HPMS, technology enables us to produce significantly smaller, purpose-built Mass Spec devices that are better suited for use in point-of-need settings, in contrast to conventional mainframe Mass Spec solutions. The combination of HPMS, our proprietary microfluidic sampling and separation technology, and our data analytics, and machine-learning technology provides the foundations of an adaptable platform that can serve a growing number of new and adjacent applications and markets.
●	Point-of-need technologies disrupting Mass Spec and creating new product categories. Leveraging our Mass Spec platform, we have developed a portfolio of desktop and handheld devices that are reinventing the Mass Spec industry by accessing a variety of point-of-need market segments that were historically considered impossible for conventional Mass Spec manufacturers. Our products are small, purpose-built devices that avoid the typical size and complexity issues related to conventional Mass Spec while also offering real-time, actionable answers to new classes of users. As we continue to expand the capabilities of our Mass Spec platform, we believe our devices will continue to penetrate new and adjacent opportunities in life sciences, quality assurance and control, diagnostics and applied markets.
●	Highly attractive business model validated by rapidly growing installed base of devices.We have over 700 customers, including all 20 of the top 20 pharmaceutical companies by revenue, academic and major government institutions, including the Department of Homeland Security, the U.S. Army and the U.S. Air Force and other international, federal and state agencies. These customers have validated our platform through the collective purchase of more than 2,800 devices, with more than 14,000 users trained on our devices. As we continue to grow our installed base, we expect to increase our recurring revenue derived from the sale of consumables and support services.
●	Talented team with significant domain expertise. We are a technology driven company that has built vertically integrated capabilities to design, manufacture, and commercialize our products. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to deliver novel products. Each member of our senior management team has more than 20 years of relevant experience. Members of our technical team have been collectively responsible for numerous commercial product launches prior to joining the company, in varying markets such as point-of-care clinical diagnostics, handheld pharmaceutical inspection devices, high-throughput cell culture control systems, autonomous warehouse logistics, motion capture animation, high-volume telecom transmitters and receivers, and consumer wearables. The team possesses deep expertise in Mass Spec, system design and engineering, usability and ergonomics, thermal and mechanical engineering, software development, artificial intelligence, and optical spectroscopy, as well as microfluidics and separations science. We had 71 full-time employees dedicated to research and development as of December 31, 2023. Of these, approximately 40% have advanced degrees in science and engineering.

Our Growth Strategy

We are making chemical and biochemical analysis simple, smart and speedy by incorporating our microscale Mass Spec, microfluidics, and analytics and machine learning technology platform into handheld and desktop devices that provide users with robust answers at the point of need. Our growth strategy includes the following key elements:

●	A continued focus on simplicity, speed, convenience and cost increases measurement consumption. We are a technology-driven company with significant core expertise in engineering, hard sciences and data analytics and a proven track record of delivering products that delight our customers by making things easy. We believe a relentless focus on these fundamentals drives consumption of consumables.
●	Drive enterprise adoption in our seeded accounts. We intend to continue to aggressively invest in and support our field applications team to accelerate the development of post-sale partnerships with customers and to drive broader adoption across the organization. We will focus on building upon our track record of leveraging our customers’ success in trials and pilots into enterprise-wide adoption of both devices and consumables. As an example, for our handheld device, it is typical for government organizations to conduct a one week or longer trial prior to purchase to test our technology in their real-world setting. A trial generally results in budgeting for a pilot that can range in size from ten to more than 50 units. During the pilot, we support our customers closely to ensure their success. Data is compiled throughout to assist our customer in making a larger enterprise-wide justification, purchase and deployment. It is our belief that investment pre- and post-sale with prospects that have the potential for enterprise adoption creates a predictable pipeline of opportunity for our devices and their entrenchment as they become the organizational standard for our customers. Enterprise customers range from large government organizations with full fielding potential of more than 1,000 handheld devices to leading biopharma companies with capacity for ten or more desktop devices per site.
●	Grow the installed base through expansion of commercial channels. Since the commercial launch of our first handheld, the installed base of our handheld and desktop devices has grown to more than 2,800 devices in 56 countries. With our handheld and desktop device installations now taking root in the United States, we will focus on expanding our commercial channels to better serve the forensics, life sciences research, bioprocessing, quality assurance/quality control, and synthetic biology markets. We look to expand both our direct channel in the United States and our international reach. We anticipate growing our network of international channel partners focused in regions with a concentrated and rapidly expanding life sciences presence, specifically, Europe, China, Japan, India, and South Korea. We look to have local application and support specialists and sales managers supporting our channel partners.
●	Deepen our footprint in the bioprocessing market. Our desktop devices are designed to accelerate development and enhance production by identifying and quantifying extracellular species critical to cell health and productivity. They sit alongside or are directly connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We look to expand our product line with additional panels, for example focused extracellular panels, and intracellular analysis, such as cellular flux, and pathway analysis. We believe our technology platform can serve as the cornerstone of an integrated “bioprocess brain” by monitoring and managing the comprehensive extracellular environment.
●	Expand our customer-driven pipeline of new point-of-need applications. We will continue to leverage our integrated sample preparation and microfluidic separations platform to expand our pipeline of new, customer-driven point-of-need applications that can be addressed by both our handheld and desktop devices. As our customers continue to prove out new applications in areas such as diagnostics, metabolomics, and proteomics, we will look to incorporate select assays investigated by these customers into our handheld and desktop devices where those form factors can accelerate usage. We have already incorporated a number of customer-driven assays into both MX908 and Rebel and will continue to do so as we believe this will provide us with an expanding list of new point-of-need applications and market opportunities within forensics, life sciences research, bioprocessing, quality assurance/quality control and synthetic biology. In addition, we continue to make advancements in our core technologies to drive the evolution of our product portfolio beyond current applications and needs to enter new markets.

Our Technology

Our Technology Platform

We have developed a core technology platform designed to bring Mass Spec out of the confines of central laboratories and to the point-of-need with high-fidelity handheld and desktop devices. We believe that providing simple, smart, and speedy devices that provide robust answers when and where people need them gives rise to:

●	an expanded and more diverse set of users;
●	more frequent measurements; and
●	new use cases that were previously untenable.

These results are possible as our handheld and desktop devices are designed for extreme convenience and speed, requiring minimal training and maintenance. Our platform is centered around using proprietary microscale Mass Spec and microfluidic technologies to prepare, separate, and characterize species at the molecular level, with integrated machine learning and analytics to automatically provide answers regarding identity, purity, and quantity. The core elements of our technology platform include:

●	Our High-Pressure Mass Spec, or HPMS, approach, which enables Mass Spec at the point-of-need;
●	microfluidics enable convenient sample preparations, fast separations, and aseptic sampling; and
●	analytics and machine learning technology, which provides actionable answers versus raw data.

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

In 2022, we strengthened our core microfluidic technology with the acquisition of Trace Analytics GmbH, which enables us to provide on-line aseptic sampling technology used in bioprocess monitoring and control. Aseptic sampling allows for highly precise, on-line monitoring without any loss of bioreactor volume. A reusable or single-use probe that incorporates a diffusion membrane is inserted in the bioreactor, preserving precious media and product in cell culture and fermentation processes.

Complementing our mass spec analysis, Trace Analytics GmbH also brings to us an enzyme-based electrochemical biosensor technology that generates an electrical signal proportional to concentration of targeted analytes enabling real-time monitoring and control of additional analytes, some of which are difficult to measure with mass spec (e.g., glucose and lactate).

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

Our devices are designed to provide fast, statistically rigorous answers by providing autonomous control systems and applying rigorous machine learning methods.

Control/optimization: Conventional Mass Spec configuration and tuning is highly complex. Our devices need to manage themselves autonomously for maximum value to the customer. They can manage themselves by adapting to environmental factors like elevation, humidity, temperature, and vibration, and by optimizing themselves for the analytical objectives of the user, such as looking for traces of potent drug substances or sniffing for airborne hazards. This ability to automatically control the system reduces or eliminates the user’s responsibility and opportunity for error in set up, optimization, and troubleshooting. Our product’s screen shown above right looks very simple, but the embedded analytics and machine learning system controls and optimizes more than a hundred parameters continuously in real-time.

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

Our Products

We were founded on a vision to deliver high quality Mass Spec to a broad set of users at the point-of-need. We offer handheld and desktop devices, each of which are capable of providing quick, high-fidelity and actionable results. These aspects are important to our customers, who previously have had to choose between a slow and thorough analysis by Mass Spec in a laboratory or a point-of-need result that may have been more timely, but provided only a partial measurement picture prone to false-positives. For instance, forensics customers who do not have access to laboratory-based Mass Spec instruments have at best had access to the field techniques of Ion-mobility spectrometry and Raman/FTIR spectroscopy, each with its own limitation of specificity (ability to distinguish one chemical from another) and sensitivity (ability to detect minute amounts), respectively. Our bioprocess customers have likewise only had access to a cropped measurement picture by largely relying on simple enzymatic and electrochemical sensors that can measure just a few simple gases and other analytes with poor accuracy. Our devices are changing this paradigm and providing laboratory-like results at the point-of-need.

The 908 Devices suite of devices includes (from left to right): MX908, ZipChip, Rebel, Maven and Maverick.

MX908

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

We have sold 2,422 MX908s into every U.S. state, in 56 countries and across five continents. More than 10,000 operators, including in numerous domestic and foreign government agencies, have been trained to use the MX908.

When a civilian or military first responder, customs agent, or front-line worker is presented with residue on a package, a powder in the emergency room, pills at a border crossing, an apparent overdosing individual, or a mass casualty event, immediate actionable information is needed. The U.S. opioid crisis in particular is driving demand for broadly capable point-of-need measurement devices that can detect a multitude of hazards at trace quantities.

The MX908 detects trace quantities of more than 160 named dangerous materials, including fentanyl and its many derivatives, explosives, and hazardous chemical agents with sensitivity comparable to existing field-based technologies, but with much higher specificity. This allows users to conduct rapid field analysis for a broad range of unknown substances at trace levels that would typically lead to confusion and false positives in other instruments. The device is also able to identify a far greater number of substances than other trace technologies and with one million times the dynamic range of those other handheld or mobile technologies. Compared to a leading transportable Mass Spec product, the MX908 is up to 15x faster, up to 10x smaller and up to 2x cheaper. The MX908 is able to start up in less than a minute, completing analysis of gas and vapor materials in less than ten seconds, and solids, liquids, and aerosols in less than a minute.

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

Since introducing the MX908, we have continued to expand the device’s capability through mission add-ons such as offering an Aerosol Module accessory to detect and identify aerosolized chemical hazards, adding targets to allow responders to identify additional priority drug substances, and providing a Bluetooth capability that enables seamless data transfer and accelerates support in the field. We recently added the MX908 Beacon accessory, which is a remote area monitoring system secured in a rugged case that can detect and identify aerosolized and vapor threats. The MX908 Beacon accessory leverages the MX908 and Aerosol Module combined with a cloud-based solution to enable remote identification of toxic chemical hazards. All these added capabilities are aimed to address gaps in responders’ workflows, increase engagement, and drive utilization.

We have a roadmap to continue to expand the MX908’s mission add-ons to support the detection of adulterated and counterfeit pharmaceuticals and to develop applications in quality control and quality assurance, including GxP cleaning validation.

Rebel

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

Since the launch of the Rebel in November 2019, we have sold 165 units and 52 of those units have been placed with the top-20 pharmaceutical companies by revenue and 25 organizations have purchased multiple units. Our focus has been on increasing U.S. placements, but we also have a meaningful international opportunity and have sold Rebels in China, Japan, South Korea and Europe.

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

Maverick

The Maverick, launched in September 2023 to complement our Mass Spec technology, is an optical in-line analyzer that provides real-time monitoring and control of multiple bioprocess parameters, including glucose, lactate and total biomass, in mammalian cell cultures. The device also provides rich process fingerprint data to support large-scale efforts in predictive bioprocess modeling.

The Maverick utilizes Raman spectroscopy, a largely non-invasive and non-destructive technology that provides rich, chemical data. The use of Raman spectroscopy for characterizing critical process parameters, or CPPs, and critical quality attributes, or CQAs, in bioprocessing has grown considerably during the last 10 years.

Unlike conventional spectroscopic methods that utilize a multivariate empirical calibration approach requiring expert configuration, Maverick requires no complex modeling and can be set up in minutes. We have developed a proprietary approach that we refer to as the de novo model, which means “from the beginning.” Maverick’s purpose-built de novo model automatically processes Raman spectra from a wide variety of cell culture media types and cell lines, thereby delivering actionable process parameters or direct process control actions. We also provide open access to the raw spectral data enabling spectroscopic experts to extend the device’s capabilities for more advanced predictive control of CPPs and CQAs.

The Maverick hub can monitor up to six bioreactor models simultaneously, with independent analog/digital control of feed systems for each. Remote, real-time web access to bioreactor status and settings is also supported through the Maverick hub. As a spectroscopic-based device, Maverick is extensible to other analytes and parameters.

Maverick enables biopharmaceutical process development scientists and manufacturers to enhance understanding of their process and implement dynamic control strategies more quickly and easily, which can accelerate workflows and improve process efficiency.

Maven and Trace C2

The Maven, launched in January 2023, to complement our Mass Spec technology, is our first on-line device for bioprocess monitoring and control. Connecting directly to a single bioreactor, Maven provides real-time continuous monitoring and control of glucose and lactate in cell culture and fermentation processes. Glucose and lactate are critical parameters that biopharmaceutical process development scientists must monitor to ensure optimal cell viability and to improve product yield, quality, efficacy and safety. Taking measurements as frequently as every two minutes, Maven operates without having to manually draw samples out of the bioreactor due to its aseptic sampling probe. This approach preserves precious media and product and reduces the risk of cell culture contamination. Maven precisely monitors nutrient and metabolite concentrations at low levels—0.01 g/L of glucose and 0.05 g/L of lactate. This is especially beneficial in cell therapy applications where tight control of cell culture conditions is vital.

In addition to providing real-time measurements, Maven comes with integrated proportional-integral-derivative, or PID, and on/off controllers that enable out-of-the-box feeding automation. The Maven is Good Manufacturing Practices, or GMP, compliant, takes up a small footprint, and in keeping with our focus on simplicity, is easy to use. Maven can be used in concert with our at-line Rebel device, which quantitates over 30 analytes, to improve and optimize cell culture feeding strategies.

The Trace C2 provides on-line monitoring of methanol or ethanol and control of substrate feeding in fermentation processes. Integrated into the device is an aseptic sampling probe that enables sampling with no loss of bioreactor volume and no increased risk of process contamination. The device includes a dedicated on-board peristaltic pump and an integrated PID controller that can be used for feeding substrates without any additional auxiliary equipment. The Trace C2 and related sampling products were developed by Trace Analytics GmbH, which we acquired in August of 2022.

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

Since launch of the ZipChip platform in March 2016, we have sold 234 ZipChip Interfaces and have established 28 multi-unit accounts in leading, global pharmaceutical organizations and academic institutions. Our ZipChip platform is compatible with market-leading conventional Mass Spec instruments found in laboratories worldwide.

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

Consumables and Services

Handheld Device

Our MX908 comes with a standard warranty for up to one year from purchase. Our customers also can purchase extended warranty service plans, which include hardware repair and replacement coverage, technical support, and software updates. We designed the MX908 to be intuitive and easy-to-use, as it is critical to our customers to know that the MX908 is operating as intended. The annual and extended warranty service plans provide the customer the ability to contact us to assist in validating their results given the severity and context of the situations in which our devices operate. Our technical support, also known as our Reachback program, allows any participating MX908 user to email, text, or call a 908 Devices Scientific Support Team member to receive support 24 hours per day, 365 days per year to ensure the MX908 is working as intended. The Scientific Support Team is staffed by M.Sc. and Ph.D. chemists and forensic scientists expert in the operation of the MX908 and other field analytical technologies. Our extended warranty service plans are sold with multiyear commitments, which allows us to deepen our relationship with customers and provides us with an upfront payment, a predictable recurring revenue stream, and an opportunity to offer additional future services.

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

Desktop Devices

Annual and extended warranty and service plans are available for the Rebel, Maven, Maverick, ZipChip Interface, and Trace C2 devices.

Rebel’s operation requires a consumable kit that includes a microfluidic and separation chip, electrolytes, and performance qualification and calibration standards. Currently, customers of Rebel who are actively utilizing the device are consuming on average approximately half of a 200-sample kit per month. With continuous operation, the Rebel is capable of consuming approximately one 200-sample kit a day.

We also offer an annual certification kit for the Rebel. The certification kit is shipped to the customer, who loads the provided samples, and executes a certification protocol. The system is remotely qualified and certified based on the data acquired meeting factory specifications.

Calibration kits are required for the Maverick.

We offer a variety of kits for the ZipChip Interface that include microfluidic ZipChips and different reagents optimized for a wide scope of applications. These kits include intact antibody, charge variance, metabolomics, peptide and oligonucleotides.

Consumable sets of buffers, probes and biosensors are required for the Maven, Trace C2 and related sampling devices.

Market Opportunities

We have developed ultracompact, high-fidelity Mass Spec devices to interrogate the unknown and invisible and provide actionable results in life-altering point-of-need applications. Our first products are purpose-built handheld and desktop Mass Spec devices that currently address a range of applications and markets. We estimate our TAM for our devices was $5.7 billion in 2022, and is growing to an estimated $27 billion by 2027. The TAM for our handhelds was estimated to be $1.3 billion in 2022 with expansion to over $3.9 billion with software application extensions for GxP cleaning validation, and other related quality control assays by 2027. Our desktop devices supporting bioprocess development represented a TAM of $0.8 billion in 2022 expanding significantly to approximately $15 billion with execution of our roadmap and the rapid growth of cell therapy by 2027. We see additional future opportunity to service an estimated TAM of $3.6 billion in 2022 across the laboratory chromatography market space growing to more than $8.1 billion with further market growth and roadmap expansion into metabolomics and complex proteomics by 2027. Our estimates of our TAM are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

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

Fentanyl is considered to be the deadliest drug threat facing the United States today, according to the U.S. Drug Enforcement Administration, or DEA. The DEA also seized more than 77 million fentanyl-laced fake prescription pills in 2023, up from 50.6 million such pills in 2021. DEA laboratory testing also showed that seven out of ten pills tested contained a potentially deadly dose of fentanyl, an increase from four out of ten pills in 2021 and six out of ten pills in 2022. In addition, in March 2023, the DEA issued its third public safety alert in just three years warning the American public of a sharp increase in pills containing fentanyl mixed with xylazine, a powerful sedative that the U.S. Food and Drug Administration approved for veterinary use. The alert noted that xylazine and fentanyl drug mixtures place users at a higher risk of suffering a fatal drug poisoning.

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

Within a cell, thousands of intertwined processes govern the cells ability to produce various proteins, its ability to perform a specific function, and its energy and waste expenditure. But efficient intracellular operations are also highly reliant on the extracellular environment – the cell culture media. In bioreactors, the timely influx of raw materials, environmental controls, and management of waste can be not only essential to efficiency, but literally to the life or death of the cells. The worldwide cell culture media market itself was estimated to be a $6.2 billion business in 2023. Regardless of how carefully the starting cell culture media has been designed and selected, bioprocessing is by definition a dynamic and inhomogeneous process. Cellular biology is complicated and unpredictable.

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

Customers

We sell our products worldwide through an experienced direct sales force as well as through domestic and international channel partners. Our customers are primarily in the pharmaceutical and biotech market, the government market and to a lesser extent, the academic market. Primary users of our handheld device include law enforcement, military and civilian first responders, and customs and border protection personnel. Primary users of our desktop devices include process development scientists, process engineers, and research scientists.

Manufacturing and Supply

Our manufacturing strategy has two components: to outsource subassemblies or assemblies to domestic contract manufacturers where it is cost and capital favorable, and to use our internal manufacturing facilities for the balance of our production needs. Our primary in-house manufacturing facilities are located at our headquarters in Boston, Massachusetts. These facilities are ISO 9001:2015 certified and include approximately 5,100 square feet of configurable production assembly floor, 1,800 square feet of advanced machining space, and 2,000 square feet of configurable cleanroom. Inventory is held in our Boston facilities in a 700 square foot controlled-access cage. As a result of the acquisition of Trace Analytics GmbH, we also have in-house manufacturing facilities in Braunschweig, Germany.

Devices

The MX908, Rebel, Maverick and ZipChip Interface are manufactured, tested and shipped from our Boston facility. The Maven and related sampling devices are manufactured, tested and shipped from our Braunschweig facility. Several custom components are fabricated by third party suppliers, including printed circuit boards and cables, and metal and plastic mechanical components. The assembly of technology-sensitive components such as our proprietary vacuum pumps and ion trap/ionization module is completed in-house.

Currently, our Boston manufacturing facility is capable of supporting the production of approximately 2,000 MX908, Rebel, Maverick and ZipChip Interface units combined per year. When our annual sales exceed 2,000 units, we expect that we would need to either expand our in-house production operations, or transfer some or all aspects of assembly to contract manufacturers, to accommodate larger run-rates. We believe there are numerous domestic and international contract manufacturers that could be qualified to produce the MX908, Rebel, Maverick and/or ZipChip Interface when third party demand for our products outpace our current manufacturing capacity. The autosampler subassembly of the Rebel and ZipChip are supplied by a single supplier. The Raman spectrometer, and optical probe and fiber assemblies, for Maverick are supplied by a single supplier. The Maven device subassembly is supplied by a single supplier under a contract manufacturing arrangement.

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

Consumables

The MX908 incorporates a number of non-proprietary consumables that are commercial-off-the-shelf available and sourced from a number of reputable suppliers. Sampling swabs that are used for the analysis of liquid and solid materials in the MX908 are currently single-sourced. While we believe that alternatives are available, it would take time to identify and validate replacement swab samples, which could compromise our ability to supply these to our MX908 customers on a timely basis.

Consumable kits for the Rebel and ZipChip Interface include electrolytes, standards, and microfluidic chips. All assay kits and standards are assembled in our Boston cleanroom facilities. Component reagents and standards are widely available from multiple suppliers. Our microfluidic chips are produced and assembled in our Boston cleanroom facilities. The substrate is supplied by a single supplier. While we believe that alternative suppliers would be available, it would take time to identify and qualify alternate suppliers and transfer design requirements to them, which could negatively affect our ability to supply these chips to our Rebel and ZipChip customers on a timely basis.

Sales and Marketing

We distribute our devices and consumables via direct field sales and support organizations located in North America and through a combination of our own sales force and more than 42 third party channel partners in domestic and international markets which include Australia, Canada, China, Czech Republic, Germany, Japan, Saudi Arabia, Singapore, Turkey, and the United Kingdom, or UK. In North America, we use channel partners to provide our products to end customers where a contract vehicle is required. Since the commercial launch of our first handheld, the installed base of our devices has grown to more than 2,800 devices across more than 56 countries.

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

As of December 31, 2023, we had 70 people employed in sales, sales support and marketing. This staff is primarily located in the United States, but we have also hired internationally at our facility in Braunschweig, Germany, and in other countries using a professional employment organization, to support our sales and applications efforts. We intend to expand our sales, support, and marketing efforts in regions with a concentrated life sciences presence, including large pharmaceutical and biopharma companies. For example, in 2023, we established a direct sales footprint in Europe for our desktop products, and have developed a sales, training and support network in China. Additionally, we believe that there is significant opportunity in other Asia-Pacific countries such as India and South Korea as well as other areas such as Australia and South America. We plan to continue to expand into these regions via initial penetration with channel partners and then subsequent support with direct sales and support personnel.

Our business model is focused on driving the adoption of our products and maximizing use across our customers’ value chains. This is enabled through customer trials and partnerships that allows us to further understand the critical applications for our technology and inform our future developments and market expansion.

Our MX908 devices often are sold to governmental institutions and other customers that require participation in a tender process that involves preparation of extensive documentation and a lengthy review process. As a result of these factors, and the budget cycles of our customers, our sales cycle can often be six to twelve months, or longer. Our Rebel and Maverick devices are relatively new to the life science marketplace and require a capital investment by our customers. The sales process typically involves numerous interactions and demonstrations with multiple people within an organization. Some potential customers conduct in-depth evaluations of the system, including running experiments at our Boston headquarters and comparing results from alternative systems and technologies.

Service and Support

We offer warranty and extended warranty service plans, as well as on-site training, in order to improve customer adoption of our products. Support under warranty and extended service contracts include the following:

●	Technical support. Customers can call a hot-line number 24 hours per day, 365 days per year for support on issues ranging from questions on proper usage of the device, to assistance in interpretation of chemical spectra to ensure the device is working as intended. We refer to this support as our Reachback program.
●	Software updates and library updates. We periodically release updates to the embedded software in our products. These updates will ensure the ongoing functionality of our products and repair defects in the software. We also release updates and additions to our library of spectral images enabling identification of additional chemicals.
●	Warranty. Our Maven, Maverick, MX908 and ZipChip Interface devices are covered under a return-to-factory warranty model for repairs. Depending on availability, loaner units are made available to minimize downtime with our customers.

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

As of December 31, 2023, we had 71 full-time employees dedicated to research and development. Of these, approximately 40% have advanced degrees in engineering or the sciences. We have made substantial investments in product and technology development since our inception. We expect our research and development expense to be maintained at this level as we balance resources to enhance our existing products, develop new products for our current markets and introduce new products in new markets.

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

The majority of our research and development operations are conducted in our Boston facility. We also conduct additional research and development operations out of our facility in Morrisville, North Carolina to support assay development for Rebel, Maverick and ZipChip, and out of our facility in Braunschweig, Germany to support assay development of our Maven and related products and aseptic sampling development.

Our R&D and marketing teams also receive input from two Scientific Advisory Boards, each an SAB, one SAB with deep expertise in bioprocess development, and cell and gene therapy processes and production, and the other SAB board made up of thought leaders in proteomics who will be invaluable to the continued advancement of our platform mass spec and microfluidic technology and its application to contemporary problems in proteomics-oriented life science research.

Competition

We have a range of competitors extending from small, privately held companies with single-point solutions to large, publicly-held corporations, including those with a portfolio of Mass Spec products, such as Agilent, Bruker, Danaher, Inficon, Teledyne, Endress & Hauser, PerkinElmer, Shimadzu, Thermo Fisher Scientific, and Waters Corp. Many of these companies have greater resources and market presence than we do.

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

Our foundational technology in the area of miniature Mass Spec originated as an effort at Oak Ridge National Laboratories led by our Scientific Founder J. Michael Ramsey, Professor Emeritus of Chemistry at the University of North Carolina.

As of December 31, 2023, our owned patent assets included approximately 19 U.S. patents, no pending U.S. patent applications, 45 foreign patents and four pending foreign patent applications in various foreign jurisdictions, including Australia, Austria, Canada, China, France, Germany, the European Union, or EU, Hong Kong, Israel, Japan, South Korea, Singapore, Switzerland and Taiwan. The subject matter covered by our owned patent assets includes core aspects of compact Mass Spec technology, a design for a handheld Mass Spec device, a design for a modular Mass Spec chamber, patents for multiple ionization modes and adaptive pressure operation within survey period, the determination of preferred ionization mode, adaptive resolution control, adaptive operation to reduce power consumption, and the detection of positive and negative ions.

As of December 31, 2023, our in-licensed patent assets included approximately 29 U.S. patents, one pending U.S. patent application, 22 foreign patents, and two pending foreign patent applications. The subject matter covered by our in-licensed patent assets includes a microfabricated ionization source and a microfabricated ionizer chip, microscale Mass Spec systems, devices and related methods, a miniature charged particle trap with an elongated trapping region for Mass Spec, high pressure Mass Spec signal enhancement by means of convective transport, electrospray ionization interface to high pressure Mass Spec, a method of sample injection for chemical separations in microfluidic devices, integrated sample processing for electrospray ionization devices, and microchips with integrated multiple electrospray ionization emitters and related methods, systems and devices. Excluding any patent term extension, the currently issued 908 Devices-owned patents are expected to expire between 2032 to 2038. The currently issued in-licensed patents are expected to expire from 2023 to 2039.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2023, we owned six registered trademarks in the United States, 17 registered foreign trademarks, three U.S. pending trademark applications, and two pending foreign trademark applications. Our registered trademarks and pending trademark applications include trademarks for 908 Devices, Rebel, MX908, ZipChip, Maven, Maverick, and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

Licensed IP

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

Prior to 2023, none of our products were subject to ITAR registration or other related requirements. With the commencement of the initial production phase of our Aerosol and Vapor Chemical Agent Detector, or AVCAD, program to support safety missions for the U.S. military and Coast Guard, we determined that certain spectral databases, algorithms, libraries and alarm set point levels built into our AVCAD software were subject to ITAR, and we registered as a manufacturer with the Directorate of Defense Trade Controls, or DDTC, of the Department of State.

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

Human Capital

As of December 31, 2023, we had 230 full-time employees, of which 70 work in sales, sales support and marketing, 71 work in engineering and research and development, 56 work in manufacturing, operations and service and 33 work in general and administrative. As of December 31, 2023, a substantial majority of our employees were located in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The health and safety of our employees, customers and communities are of primary concern.

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

We may continue to be an “emerging growth company” until December 31, 2025, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual gross revenue in any fiscal year, (ii) we become a “large accelerated filer” as a result of the market value of our common stock that is held by non-affiliates being greater than or equal to $700 million as of any June 30, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine, the ongoing hostilities in Israel and the Gaza Strip, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

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

Our global supply chain is large and complex. As a result, our operations and performance depend significantly on global and regional economic conditions. In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, manufacturers, logistics providers, channel partners, and other partners. Potential effects include financial instability; inability to obtain credit to finance operations; and insolvency.

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

A pandemic, epidemic or outbreak of an infectious disease such as the COVID-19 pandemic may adversely affect our business.

Our global operations expose us to risks associated with public health crises and epidemics or pandemics, such as COVID-19. Such risks include significant volatility, uncertainty and worldwide economic disruption which may result in an economic slowdown of potentially extended duration that could impact our operations and supply chain. Future outbreaks of infectious disease, such as COVID 19, and any future variants or subvariants that may emerge, may disrupt operations of our customers and prospective customers including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions could reduce capital spend by our existing customers and potential new customers, and could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. Federal customers may divert funds to address their own supply chain or other challenges, which could delay the progression of customer trials and pilots of our products into larger enterprise-wide adoption, and could delay the purchase and deployment of both of our devices and consumables. In addition, the strain on certain domestic and international supply chains from public health crises and epidemics or pandemics, such as COVID-19, could result in production slowdowns, longer lead times and negative impacts on pricing for certain of our critical components, including, among other things, electronic and plastic components necessary to manufacture our products. Our suppliers may have to temporarily close a facility, face staffing shortages, production slowdowns and stoppages, be overwhelmed by unexpected demand or face disruptions in delivery systems which may require suppliers to locate shipping routes that avoid delivery bottlenecks, all of which could cause delays in delivery. If our suppliers are unable to deliver the components and subassemblies we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. The long-term effects to the global economy and to us are difficult to assess or predict and may lead to a decline in the market prices of our products, risks to employee health and safety, risks to our ability to manufacture and distribute our products and services and reduced sales in geographic locations impacted.

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

Our quarterly results of operations may fluctuate significantly from period-to-period. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•	our dependence on a limited number of large orders from U.S. government agencies for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order, including as a result of delays in Federal budget approval, or any delay in our fulfillment of deliverables under a customer order, could significantly reduce our revenue for that quarter;
•	market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics;
•	the addition of new customers or the loss of existing customers;
•	the rates at which customers purchase additional products or consumables from us;
•	our ability to enhance our products with new and better functionality that meets customer requirements;
•	the length and unpredictability of our product sales cycle;
•	the productivity and growth of our sales force and customer service team;
•	the effectiveness of our channel partners in securing new orders and fulfilling existing orders;
•	service interruptions with any of our single source suppliers or subassembly manufacturers;
•	our ability to attain and maintain production volumes and quality levels for our products, and to accurately forecast customer demand for our products and consumables;
•	the timing of our product releases or upgrades or related announcements by us or our competitors;
•	the possibility of seasonality in demand for our products;
•	changes in pricing by us or our competitors;
•	the timing of investments in research and development related to new product releases or upgrades;
•	our ability to control costs, including operating expenses and the costs of the components used in our products;
•	future accounting pronouncements and changes in accounting policies;
•	costs related to the acquisition and integration of companies, assets, or technologies; and
•	general economic, political, or stock market conditions.

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

We have experienced growth of our business in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.

We have experienced growth of our business in recent years. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

•	continuing to retain, motivate, and manage our existing employees and attract and integrate new employees, particularly qualified sales personnel;
•	continuing to provide a high level of service to an increasing number of customers;
•	maintaining the quality of product and services offerings while controlling our expenses;
•	meeting end-user requirements for functional performance and product robustness;
•	growing our direct sales force and channel partners; and
•	developing, implementing, and improving our operational, financial, accounting, and other internal systems and controls on a timely basis.

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

We need to continue to build and develop our sales, marketing and customer service organization, and to engage with domestic and international channel partners to support our planned growth.

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with channel partners across all of our key markets. During 2023, our channel partners accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large channel partners, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of channel partners.

Competition for employees capable of selling expensive instruments within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

In addition, the time and cost of maintaining a specialized sales, marketing and customer service force for a particular product or service may be difficult to justify in light of the revenue projected to be generated by such additional personnel and resources. We also intend to add additional channel partners in the life science market, and if we are unable to do so successfully, it will adversely impact our ability to increase the revenue from our Maverick, Rebel, ZipChip Interface and Maven and related sampling products.

We rely on channel partners for the sale of our products in certain countries outside of the United States, and to access certain end customers in the United States. We intend to continue to grow our business internationally and to do so we must attract additional channel partners and retain existing channel partners to maximize the commercial opportunity for our products. We exert limited control over existing channel partners under our agreements with them, and if their sales and marketing efforts for our products in their particular region are not successful, our business would be materially and adversely affected. Locating, qualifying and engaging additional channel partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our platform in certain countries outside the United States. We may not be successful in finding, attracting and retaining channel partners, or we may not be able to enter into such arrangements on favorable terms.

Most of our channel partner relationships are non-exclusive and permit such channel partners to distribute competing products. As such, our channel partners may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future channel partners do not perform adequately or we are unable to enter into effective arrangements with channel partners in particular geographic areas, we may not realize long-term international revenue growth.

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

We face substantial competition from very large and experienced enterprises, both public and privately held, including Agilent Technologies, Bruker Corporation, Danaher Corporation, Inficon, Teledyne, Endress & Hauser, PerkinElmer, Shimadzu Corporation, Thermo Fisher Scientific, and Waters Corp. Our competitors also include many smaller companies, including companies established to pursue new and emerging technologies. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

Currently, we derive the majority of our revenue from our handheld products in the field forensics market, and are seeking to grow the revenue we derive from our desktop products in the life science market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.

In 2023, a majority of our product and service revenue was derived from sales of our handheld products, mainly the MX908. Today, this market consists primarily of first responders, firefighters, local, state and federal law enforcement, as well as military, customs and homeland security customers. Continued market acceptance of the products we sell to these organizations is critical to our future success, and the adoption of our products by these organizations worldwide is a key part of our growth strategy. If market demand for our MX908 product declines, if our products fail to maintain or achieve greater market acceptance, or if we fail to execute on our sales and customer service efforts in the field forensics market, we will not be able to grow our revenue sufficiently to achieve or maintain profitability.

We also are seeking to grow and derive a significant portion of our revenue from our desktop devices in the life science market, specifically the antibody therapeutics, cell and gene therapy and synthetic biology markets, including sales to biopharmaceutical companies and research institutions. We recently introduced our Maverick and Maven product lines and our future success will partially depend on our ability to successfully commercialize these product lines. The life sciences scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research.

The sizes of the markets for our solutions may be smaller than estimated and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

The markets for our innovative new class of products are rapidly evolving, making it difficult to predict with any accuracy the sizes of the markets for our current and future solutions. Our estimates of the annual total addressable market for our current and future solutions are based on a number of internal and third party estimates and assumptions. In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new markets in which we have limited or no experience. Sales of new or existing solutions into new market opportunities may take several years to develop and mature, and we cannot be certain that these market opportunities will develop as we expect. For example, new life sciences technology is often not adopted by the relevant market until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. While we believe our assumptions and the data underlying our estimates of the total annual addressable market for our solutions are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable market for our solutions may be incorrect.

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

We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, we have entered into agreements regarding a specific government program opportunity to develop an aerosol vapor detector, and several engagements related to the evaluation of our products within the cell therapy and gene therapy markets. We seek to continue to prioritize opportunities and allocate our resources among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of workflows for new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant products and applications for markets such as antibody therapeutics, cell therapy or the synthetic biology market, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations, and prospects.

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

We make our platform and devices, including our Maven, Maverick, MX908, Rebel and ZipChip Interface, available to customers as research-use-only, or RUO, products. Products that are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act, or FDCA, and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all. Furthermore, although we currently market our products as RUO, we may in the future make the decision to market them for clinical or diagnostic purposes, or may develop other different products intended for clinical or diagnostic purposes, which would result in the application of a more onerous set of regulatory requirements.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Knopp, our Chief Executive Officer and one of our co-founders, and Dr. Brown, our Chief Product Officer and one of our co-founders, are critical to our vision, strategic direction, culture and products. Each of our employees may terminate his or her relationship with us at any time and the loss of the services of such persons could have an adverse effect on our business. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of any member of senior management could significantly delay or prevent the achievement of our business objectives and their replacement would likely involve significant time and expense.

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

We rely on a limited number of suppliers for several key components utilized in the assembly of our products, and in some cases, such as the glass in our microfluidic chips, swab samplers, and sensors within our products, we rely on a single supplier for a particular component, subassembly or consumable. Although in many cases we use standard components for our products, in some cases, components may only be purchased from a limited number of suppliers. In particular, we are dependent on single suppliers for our Rebel and ZipChip autosampler subassemblies, our MX908 consumables, the Raman spectrometer and optical probe and fiber assemblies for Maverick, and our device subassembly for Maven. If, for any reason, our access to these products is limited or delayed, we would need to quickly identify and qualify an alternate source of products. Identifying and qualifying an alternate source may take time and involve additional expense, and there is no guarantee that the alternate source will perform as expected. If our customers experienced a shortage or delay in consumables, such as swab samplers, microfluidic chips, or assay kits, or if these consumables do not perform at the levels our customers expect, our business could be materially and adversely impacted.

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

We are subject to various and evolving laws and regulations governing the privacy and security of personal data, and our failure to comply could result in fines or criminal penalties and damage our reputation and result in the loss of business.

Privacy and data security are significant issues in the United States, Europe and many other jurisdictions where we operate or collect personal information. We are subject to data privacy and security laws and regulations in various jurisdictions that apply to the collection, storage, use, sharing and security of personal data, including health information, and impose significant compliance obligations. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection and privacy laws, govern the collection, use, disclosure and security of personal information.

For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, a ballot initiative, the California Privacy Rights Act, or CPRA, has been in effect since January 1, 2023 and has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

For Europe, we are subject to the EU General Data Protection Regulation, or EU GDPR, and the UK equivalent of the same, the UK GDPR (collectively referred to as the GDPR), as well as other national data protection legislation in force in relevant European Economic Area, or EEA, Member States and the UK (including the UK Data Protection Act 2018) with respect to any collecting or processing of personal data (i) regarding individuals in the EEA and UK , and/or (ii) carried out in the context of the activities of an establishment in the EEA and UK. The GDPR places strict obligations on companies relating to their processing of personal data (for example, informing individuals of how their personal data is handled and how they can exercise their rights, ensuring a valid lawful basis for processing, mandatory data breach notification requirements, maintaining internal records, entering into data processing agreements with third parties, implementing appropriate security and data retention requirements). The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless valid GDPR transfer mechanisms and transfer impact assessments are put in place. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our business operations and adversely affect our business and financial position.

Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws may result in substantial penalties for us, including potential fines of up to the greater of €20 million (£17.5 million under the UK GDPR) or 4% of our total worldwide annual turnover. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK’s data protection regime following Brexit, which may have the effect of further altering the similarities between the UK and EEA data protection regimes. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

We expect our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	adverse or uncertain macroeconomic conditions, including a global economic downturn or recession;
•	global impacts of inflation and actions taken by central banks to counter inflation;
•	the rising cost of labor in the foreign countries in which we and our suppliers operate, resulting in increases in our costs of doing business internationally;
•	geopolitical conditions, including changes in a specific country's or region's political or economic conditions, including the ongoing military conflict between Russia and Ukraine, and the ongoing hostilities in Israel and the Gaza Strip, and the threat that such conflicts could spread to other parts of Europe and the Middle East;
•	the difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;
•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	many, if not most, foreign governments are investing less in safety and security and in technology to detect dangerous chemicals than the U.S. government;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	compliance with privacy and data security requirements in foreign jurisdictions in which we operate;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products and the products’ built-in library of chemical substances;

•	compliance with foreign technical standards;
•	increased length of time for shipping and acceptance of our products;
•	increased exposure to foreign currency exchange rate risk;
•	reduced protection for intellectual property rights in some countries; and
•	political unrest, war, incidents of terrorism, natural disasters, and public health concerns or epidemics, or responses to such events.

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

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement, or the Amended 2022 Revolver, with Silicon Valley Bank, or the Lender, pursuant to which the Lender waived certain of its rights and remedies against us in connection with covenants requiring us to maintain all of our operating accounts, depository accounts and excess cash with the Lender, and pursuant to which the our Loan and Security Agreement with the Lender dated November 2, 2022 was amended. The Amended 2022 Revolver subjects us to various customary covenants, including requirements as to financial reporting and financial covenants (including a requirement that the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn), and restrictions on our ability to change the principal nature of our business, dispose of our business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem our capital stock, engage in transactions with affiliates or otherwise encumber our intellectual property, in each case, subject to customary exceptions.

We are permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. However, we may be required to repay the outstanding indebtedness under the revolving line of credit if an event of default occurs under the Amended 2022 Revolver. An event of default will occur if, among other things, we fail to make required payments under the Amended 2022 Revolver; we breach any of our covenants under the Amended 2022 Revolver, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the Amended 2022 Revolver) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness above certain thresholds or that could have a material adverse effect on our business or operations. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the revolving line of credit, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations, and prospects could be materially adversely affected as a result of any of these events.

The majority of our operations are currently conducted at a single location and any disruption at our facility could negatively impact our operations and increase our expenses.

Our headquarters in Boston, Massachusetts contains nearly all of our corporate and administrative functions, the majority of our research, and substantially all of our in-house manufacturing. A natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

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

We derive a significant portion of our revenue from contracts that we have, either directly or through channel partners, with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenue from sales to agencies of the U.S. federal government, either directly by us or through other channel partners.

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

Accordingly, our business, financial condition, results of operations, and prospects may be adversely affected by certain events or activities, including, but not limited to:

•	changes in fiscal or contracting policies or decrease in available government funding;
•	changes in government programs or applicable requirements;
•	changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•	appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•	the adoption of new laws or regulations or changes to existing laws or regulations;
•	budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by lapses in appropriations for the federal government or certain of its departments and agencies;
•	influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;
•	potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics; and
•	increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our partners and subcontractors.

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

Our competitors protect their intellectual property rights by means such as trade secrets, patents, copyrights and trademarks. Although we have not been involved in any litigation related to intellectual property rights of others, from time to time we receive letters from other parties alleging, or inquiring about, breaches of their intellectual property rights. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. The risk of such a lawsuit will likely increase as our size and the number and scope of our products increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any such claims or litigation could:

•	be time-consuming and expensive to defend, whether meritorious or not;
•	require us to stop selling, incorporating or using our products that use the other party’s intellectual property;
•	divert the attention of our technical and managerial resources;
•	require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;
•	prevent us from operating all or a portion of our business or force us to redesign our products, which could be difficult and expensive and may degrade performance of our products, or withdraw one or more of our products altogether;

•	subject us to significant liability for damages or result in significant settlement payments;
•	require us to indemnify our customers, channel partners or suppliers; and
•	refund deposits and other amounts received for allegedly infringing technology or products.

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

We may be an “emerging growth company” until December 31, 2025, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer” as a result of the market value of our common stock that is held by non-affiliates being greater than or equal to $700 million as of any June 30, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

In addition, as we continue to grow our operations and reach a global customer base, we need to be able to provide efficient customer service that meets our customers’ needs globally at scale. In geographies where we sell through channel partners, we rely on those channel partners to provide customer service. If these third party channel partners do not provide a high quality customer experience, our business operations and reputation may suffer.

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

Export control laws may also inhibit the free interchange of technical discussions among our employees. Absent license authorization from the appropriate agency, some technical information related to our products and technologies cannot be discussed with or otherwise disclosed to our foreign national employees, or with our foreign channel partners. Export licensing requirements may delay product development and other engineering activities.

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

We are subject to the FCPA, which among other things prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We have engaged independent channel partners in the past and currently use independent channel partners to sell our products outside of the United States. Our reliance on independent channel partners to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these channel partners could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in our markets have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery, and the People’s Republic of China anti-bribery laws, including the PRC Anti-Unfair Competition Law amended in 2017 and the PRC Criminal Law amended in 2017. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, financial condition, results of operations, and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Our employees, consultants, channel partners and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, channel partners, and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

On August 3, 2022, we entered into a share purchase and transfer agreement and completed our acquisition of 100% of the registered share capital of Trace Analytics GmbH, a German limited liability company located in Braunschweig, Germany, for total potential purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment plus (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from Trace Analytics GmbH.

In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. We currently have no plans, proposals or arrangements with respect to any acquisition. We may not be able to find additional suitable acquisition candidates and we may not be able to complete additional acquisitions on favorable terms, if at all. Any prior acquisitions we have made or future acquisitions we make could subject us to a number of risks, including:

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

Generally accepted accounting principles in the United States of America (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and they could affect the reporting of transactions completed before the announcement of a change.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance Related to Cybersecurity Risks

Our board of directors, as a whole and through its committees, holds overall oversight responsibility for our risk management processes, including in relation to risks from cybersecurity threats. Our board of directors exercises its oversight function through the audit committee, which oversees the management of risk exposure across various areas, including cybersecurity risks, in accordance with its charter. The audit committee receives quarterly reports from our Director of Information Technology on the status of our cybersecurity program, including measures implemented to monitor and address cybersecurity risks and threats, as appropriate. The Chair of the audit committee provides a quarterly report to the board of directors, which includes any key updates on cybersecurity matters, as applicable.

Our Director of Information Technology is responsible for the day-to-day administration and management of our cybersecurity program, under the direct supervision of our Chief Product Officer (formerly our Chief Technology Officer). Currently, the Director of Information Technology role is held by an individual who has approximately 19 years of information technology experience and 10 years of cybersecurity experience. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process to report relevant findings to the Director of Information Technology and up to the Chief Product Officer and other members of executive management, where appropriate.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity program, which is informed by industry standards, that includes processes for identification, assessment, and management of cybersecurity risks. We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify potential areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security testing and have established a vulnerability management process, supported by security testing, that is designed to address the treatment of identified security risks based on severity.

As part of our cybersecurity risk management program, we have a process to assess and review the cybersecurity practices of major third-party vendors and service providers that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems, including through review of applicable certifications, and security reports, and contractual requirements, as appropriate.

We have implemented a process to periodically conduct security awareness training for employees and simulated phishing campaigns. We also conduct specific training and tabletop exercises for key personnel involved in cybersecurity risk management.

Our Director of Information Technology and his team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks through various means, including by leveraging a managed security service provider and other third-party security software and technology services. In addition, we use various internal and external processes and technologies, including third-party security solutions, monitoring, and alerting tools and resources, designed to monitor, identify, and address risks from cybersecurity threats. We also have implemented processes and technologies for network monitoring and data loss prevention procedures.

We have adopted an incident response plan to guide us in responding to cybersecurity incidents and maintain processes to inform and update executive management and the audit committee about security incidents that may pose a significant risk for our business, as applicable.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. See Item 1A “Risk Factors” in this Annual Report on Form 10 K for more information.

Item 2. Properties.

Our corporate headquarter is located in Boston, Massachusetts, where we lease and occupy approximately 37,500 square feet of space for office, research and development laboratories, assembly, high tech manufacturing and light manufacturing uses. The lease for this facility expires on October 7, 2025. Our Europe headquarter is located in Braunschweig, Germany, where we lease and occupy approximately 7,500 square feet of space for office, research and development laboratories, assembly, high tech manufacturing and light manufacturing uses. The lease for this facility expires on January 5, 2028. We have an approximately 13,300 square foot facility in Morrisville, North Carolina to expand the Company’s research and development activities focused on its desktop offerings, and to serve as an additional manufacturing site for the Company as needed. The lease for this facility expires in July 2030. We believe that our current facilities meet our anticipated needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 5, 2024, there were approximately 22 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

We did not issue or grant any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is currently restricted by the terms of our Amended 2022 Revolver with Silicon Valley Bank. In addition, the terms of any future debt instruments may also materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

Overview

We have developed an innovative suite of purpose-built handheld and desktop devices for point-of-need chemical and biochemical analysis. Leveraging our proprietary mass spectrometry, or Mass Spec, microfluidics, and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in life sciences research, bioprocessing, pharma/biopharma, forensics and adjacent markets. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the Maverick, MX908, Rebel, ZipChip Interface, and Maven and related sampling devices.

We create simplified measurement devices that our customers can use as accurate tools where and when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide will accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit alongside or are directly connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

On August 3, 2022, we completed our acquisition of 100% of the registered share capital of Trace Analytics GmbH, renamed 908 Devices GmbH, pursuant to a share purchase and transfer agreement, for a total purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment, (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty-four-month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from 908 Devices GmbH. 908 Devices GmbH is a leading provider of online analysis systems for biotech applications in research, development and production. 908 Devices GmbH’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. We expect to integrate acquired sampling technology within future product offerings.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $50.2 million and $46.9 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $36.4 million and $33.6 million for those same years. As of December 31, 2023, we had an accumulated deficit of $170.6 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Global Economic Conditions

We are continuing to closely monitor macroeconomic factors, including, but not limited to, continued inflationary and interest rate pressures, challenging capital market conditions and the limited availability of financing alternatives, which may have an impact on our business, results of operations and financial results.

We are closely monitoring continued economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macro-economic conditions present risks for us, and our suppliers and customers. For example, general inflation in the United States, EMEA and other geographies has recently been at levels not experienced in recent decades, which has led to higher prices for our raw materials and other inputs, as well as higher salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

Challenging capital market conditions and the limited availability of financing alternatives , together with inflationary and interest rates pressures, may contribute to more cautious spending by our customers. Certain of our pharmaceutical and biotechnology customers, including bioprocessing customers, may evaluate their inventory levels, cash on hand and path to profitability, and institute cost controls and take other actions to reduce or delay purchases of our products and services. We cannot accurately predict the full impact of current macroeconomic factors on the budgets and capital expenditures of our customers, or the timing of the normalization of customer purchasing patterns.

We are closely monitoring the ongoing military conflict between Russia and Ukraine, and the ongoing hostilities in Israel and the Gaza Strip. Although we do not directly source any material products or supplies from Russia, Ukraine, Israel or the Gaza Strip, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

While it is difficult to predict all of the impacts these global economic events and continued inflationary and interest rate pressures will have on our business and to predict the effects of these factors on our customers’ spending in the near term, we believe the long-term opportunity that we see for our products and services remain unchanged.

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

We plan to grow our device sales in the coming years through multiple strategies including expanding our sales efforts domestically and globally and continuing to enhance the underlying technology and applications for life sciences research related to our Maverick, Rebel, ZipChip Interface, and Maven and related sampling devices. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing our devices and enabling our customers to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our devices and consumables.

Our sales process varies considerably depending upon the type of customer to whom we are selling. Our handheld device orders relate to our MX908 as well as components for the Aerosol and Vapor Chemical Agent Detectors (“AVCAD”) sold to our channel partner. Historically, our handheld devices have been used by state, federal and foreign governments and governmental agencies. Our sales process with government customers is often long and involves multiple levels of approvals, testing and, in some cases, trials. Device orders from a government customer are typically large orders and can be impacted by the timing of their capital budgets. As a result, the revenue for our handheld devices can vary significantly from period-to-period and has been and may continue to be concentrated in a small number of customers in any given period.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 33% and 35% of total product and service revenue for the years ended December 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables and services. There will be fluctuations in mix between devices and consumables from period-to-period. Over time, as our device installed base grows and we see adoption of Rebel, we expect consumables revenue to constitute a larger percentage of product and service revenue. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and consumables that we sell directly to customers as compared to those that we sell through channel partners. While we expect the mix of direct sales as compared to sales through channel partners to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.

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

During the years ended December 31, 2023 and 2022, our product placements (units recognized as revenue) were as follows:

	Year Ended December 31,
	2023	2022
Product s:
Handheld	402	370
Desktop	66	80

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	December 31,
	2023	2022
Cumulative Product Placements:
Handheld	2,422	2,020
Desktop	431	365

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and services. Device sales accounted for 67% and 65% of our product and service revenue for the years ended December 31, 2023 and 2022, respectively. Consumables and service revenue accounted for 33% and 35% of our product and service revenue for the years ended December 31, 2023 and 2022, respectively.

Our current device offerings include:

●	Handheld devices—MX908 and AVCAD components; and
●	Desktop devices—Rebel, ZipChip Interface, Maverick, and Maven and related sampling devices.

We sell our devices directly to customers and through channel partners. Each of our device sales drives various streams of recurring revenue comprised of consumable product sales and service revenue.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our license and contract revenue was primarily related to one customer during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, our revenue was comprised of revenue from the following sources (in thousands):

	Year Ended December 31,
	2023	2022
Product and service revenue:
Device sales revenue	$33,379	$28,757
Consumables and service revenue	16,480	15,718
Total product and service revenue	49,859	44,475
Contract revenue	370	2,377
Total revenue	$50,229	$46,852

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows (in thousands):

	Year Ended December 31,
	2023	2022
Government	$37,862	$29,964
Pharmaceutical/Biotechnology	11,340	14,241
Academia and other	657	270
Total product and service revenue	$49,859	$44,475

We sell our products primarily in the United States; however, we are continuing to expand our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through channel partners and to a lesser extent, starting in 2023, through our 908 Devices GmbH subsidiary for our desktop sales in Europe and the United Kingdom.

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

We recognized an income tax benefit of $0.2 million and $0 during the years ended December 31, 2023 and 2022, respectively. The income tax benefit recognized during the year ended December 31, 2023 primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

As of December 31, 2023, we had gross federal and state operating loss carryforwards of $108.2 million and $77.4 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $73.8 million of federal gross operating losses do not expire. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $7.2 million and $3.4 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

Comparison of the Years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue	$40,214	$37,499	$2,715
Service revenue	9,645	6,976	2,669
Contract revenue	370	2,377	(2,007)
Total revenue	50,229	46,852	3,377
Cost of revenue:
Product cost of revenue	18,428	16,010	2,418
Service cost of revenue	6,380	4,420	1,960
Contract cost of revenue	99	399	(300)
Total cost of revenue	24,907	20,829	4,078
Gross profit	25,322	26,023	(701)
Operating expenses:
Research and development	21,904	17,526	4,378
Selling, general and administrative	46,176	43,879	2,297
Total operating expenses	68,080	61,405	6,675
Loss from operations	(42,758)	(35,382)	(7,376)
Other income, net:
Interest income	6,480	2,031	4,449
Interest expense	(201)	(129)	(72)
Other expense, net	(131)	(83)	(48)
Total other income, net	6,148	1,819	4,329
Loss from operations before income taxes	(36,610)	(33,563)	(3,047)
Benefit for income taxes	211	—	211
Net loss	$(36,399)	$(33,563)	$(2,836)

Revenue, Cost of revenue and Gross profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables and service as follows:

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Product revenue	$40,214	$37,499	$2,715	7%
Product cost of revenue	18,428	16,010	2,418	15%
Gross profit	$21,786	$21,489	$297	1%
Gross profit margin	54%	57%	(3)%

Product revenue increased by $2.7 million, or 7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily related to an increase in handheld sales of $5.8 million, which was due to an increase of $7.9 million in handheld device sales, primarily related to a 32 unit increase in MX908 device placements and shipments of AVCAD components under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, offset in part by a $2.2 million decrease in consumables and accessories, primarily related to Aero module shipments, an accessory for the MX908, to the US Army in the year ended December 31, 2022 that were not repeated in 2023. The increase in handheld revenue was offset in part by a decrease of $4.1 million in desktop sales for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily related to a decrease of $3.4 million in desktop device revenue, offset in part by an increase in desktop consumables and accessories for the year ended December 31, 2023. The decrease in device revenue was driven by a 35 unit decrease in Rebel device placements and an 11 unit decrease in ZipChip Interface placements compared to 2022, offset in part by new product shipments for Maven and Maverick.

Product cost of revenue increased by $2.4 million, or 15%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in product cost of revenue was primarily related to additional volume and material costs for product shipped of approximately $0.9 million, as well as $0.5 million in higher materials and supplies consumed in warranty obligations related primarily to part replacements, $0.3 million in intangibles amortization, and $0.3 million in higher provisions for excess and obsolete materials.

Product gross profit increased by $0.3 million, or 1%, and gross profit margin decreased by 3% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in product gross profit was, primarily due to the increased volume in sales. The decrease in product gross profit margin percentage of 3% is driven primarily by three factors. These factors, each of which resulted in an approximate 1% decrease in product gross profit margin, were: an increase in materials and supplies used in warranty obligations, an increase in the provision for excess and obsolete materials, and higher non-cash charges for intangible amortization.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Service revenue	$9,645	$6,976	$2,669	38%
Service cost of revenue	6,380	4,420	1,960	44%
Gross profit	$3,265	$2,556	$709	28%
Gross profit margin	34%	37%	(3)%

Service revenue increased by $2.7 million, or 38%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent increases in handheld training revenue and revenue from desktop service arrangements.

Service cost of revenue increased by $2.0 million, or 44%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in service cost of revenue was primarily related to a $0.5 million increase in fees paid to contract trainers used to support the higher handheld training revenue, a $0.4 million increase in materials related to servicing the installed base, a $0.2 million increase in stock based compensation and an increase in personnel costs to support the increase in service revenue.

Service gross profit increased by $0.7 million, or 28%, and gross profit margin decreased by 3% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the increase in materials shipped under service arrangements and an increase in the use of independent contract trainers versus internal resources to meet the increased demand for handheld training.

Contract

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Contract revenue	$370	$2,377	$(2,007)	(84)%
Contract cost of revenue	99	399	(300)	(75)%
Gross profit	$271	$1,978	$(1,707)	(86)%
Gross profit margin	73%	83%	(10)%

Contract revenue decreased by $2.0 million, or 84%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The majority of contract revenue, for the years ended December 31, 2023 and 2022, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023 and represented a decrease of $1.3 million in contract revenue for the year ended December 31, 2023. The decrease in contract revenue for the year ended December 31, 2023 is also related to the completion of work in 2022 related to a prime contract directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract.

Contract cost of revenue decreased by $0.3 million, or 75% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to lower material costs with the subcontract agreement with a commercial entity that holds a U.S. government prime contract compared to the contract deliverables for the prime contract held directly with the U.S. government and a subcontract agreement with a commercial entity that holds a U.K. government prime contract for the year ended December 31, 2022.

Contract gross profit decreased by $1.7 million and gross profit margin decreased by 10% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the mix in contract deliverables, including a mix of materials with lower costs during the year ended December 31, 2022, which resulted in a higher gross profit margin for that period, as compared to the year ended December 31, 2023.

Operating Expenses

Research and development

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development expenses	$21,904	$17,526	$4,378	25%
Percentage of total revenue	44%	37%

Our research and development expenses were $21.9 million for the year ended December 31, 2023, an increase of $4.4 million from research and development expenses of $17.5 million for the year ended December 31, 2022. The increase was due primarily to a $2.2 million increase in salaries and related costs from growing our headcount in 2023, a $1.0 million increase in stock-based compensation, and a $1.0 million increase in occupancy related expenses, mainly related to our new facility in North Carolina.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$46,176	$43,879	$2,297	5%
Percentage of total revenue	93%	94%

Our selling, general and administrative expenses were $46.2 million for the year ended December 31, 2023, an increase of $2.3 million from selling, general and administrative expenses of $43.9 million for the year ended December 31, 2022. The increase was due primarily to a $1.1 million increase in salaries and related costs from growing our headcount in 2023, a $1.3 million increase in stock-based compensation, a $1.1 million increase in commissions earned, primarily related to handheld device sales, a $0.4 million increase related to software subscriptions and dues, a $0.4 million increase in provision for credit losses and a $0.2 million increase in acquisition-related costs for intangible amortization and accretion and valuation of contingent milestones. These increases were partially offset by a $1.3 million decrease in insurance costs, primarily related to our director and officers insurance premiums that decreased with market rates for 2023 and a $1.0 million decrease in professional fees for legal, audit, tax and other related costs, partly related to costs incurred with our acquisition of Trace Analytics GmbH during the year ended December 31, 2022.

Other Income (Expense)

Interest income

Interest income increased by $4.4 million for the year ended December 31, 2023 from $2.0 million for the year ended December 31, 2022. The increase was due primarily to higher interest rates on our interest bearing accounts and interest earned on our marketable securities, which were purchase during the year ended December 31, 2023.

Interest expense

Interest expense increased by $0.1 million for the year ended December 31, 2023 from $0.1 million for the year ended December 31, 2022. The increase was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other income (expense), net

Other expense, net was $0.1 million for the year ended December 31, 2023 and did not change materially from $0.1 million for the year ended December 31, 2022.

Benefit for Income Taxes

Benefit for income taxes increased by $0.2 million for the year ended December 31, 2023, from $0.0 million for the year ended December 31, 2022. The income tax benefit recognized during the year ended December 31, 2023 primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and our underwritten public offering in November 2021. As of December 31, 2023, we had cash and cash equivalents of $121.0 million and marketable securities of $24.6 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities consist of U.S. treasury securities. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

As of December 31, 2023, there were no balances outstanding under the 2022 Revolver. As of December 31, 2022, the outstanding principal balance under the 2022 Revolver was $15.0 million, which was repaid in full on January 4, 2023. The interest rate applicable to borrowing under the 2022 Revolver was 7.0% as of December 31, 2022.

On March 10, 2023, the Lender, also one of our financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver.

As of March 31, 2023, the Company had transferred substantially all its cash, cash equivalents and marketable securities away from the Lender and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default, of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations.

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement with the Lender, or the Amended 2022 Revolver, in which the Lender waived its rights and remedies against the Company and amended the 2022 Revolver. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025. As of December 31, 2023, there were no balances outstanding under the Amended 2022 Revolver.

Pursuant to the Amended 2022 Revolver, the Lender waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with the Lender, as previously required under the 2022 Revolver. The Company recorded a credit of $0.3 million during the three months ended September 30, 2023 related to the previously recorded early termination penalties.

The Amended 2022 Revolver also contains certain financial covenants, including a requirement that the Company maintain $20.0 million on account at or through the Lender and that the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver, is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The Amended 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

We may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, channel partner or licensing arrangements. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants, in addition to our existing covenants, restricting our operations or our ability to incur additional debt or potentially limiting our ability to obtain new debt financing or the refinance of our existing debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(25,059)	$(20,930)
Cash used in investing activities	(26,400)	(15,807)
Cash (used in) provided by financing activities	(15,935)	1,179
Effect of foreign exchange rate changes on cash and cash equivalents	13	18
Net decrease in cash, cash equivalents and restricted cash	$(67,381)	$(35,540)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $25.1 million, primarily resulting from our net loss of $36.4 million and net cash used in changes in our operating assets and liabilities of $1.6 million, partially offset by noncash charges of $12.9 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2023, consisted primarily of a $3.9 million decrease from changes in inventory and a $1.6 million decrease from changes in operating lease liabilities, partially offset by a $1.7 million increase from changes in right-of-use operating lease assets, a $2.0 million increase from changes in accounts payable and accrued expenses and a $0.7 million increase from changes in account receivable.

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

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $26.4 million, due to $48.9 million in purchases of marketable securities, partially offset by $24.5 million in proceeds from maturities of marketable securities and $2.0 million in purchases of property and equipment.

During the year ended December 31, 2022, net cash used in investing activities was $15.8 million, due primarily to $13.8 million used with the acquisition of Trace Analytics GmbH that occurred in August 2022 and $2.0 million in purchases of other property and equipment.

Financing Activities

Cash used in financing activities during the year ended December 31, 2023, was $15.9 million, consisting primarily of the repayment of $15.0 million outstanding under the 2022 Revolver and $1.1 million in payments for contingent consideration related to the release of the $0.9 million assignment of the pension liability in connection with our acquisition of Trace Analytics GmbH and the $0.2 million initial fair value of contingent consideration, related to the $0.5 million initial milestone achievement in August 2023, that was paid in 2023.

Cash provided by financing activities during the year ended December 31, 2022, was $1.2 million, consisting primarily of proceeds from the issuance of common stock upon option exercises. We also paid off and drew down $60.0 million under the 2022 Revolver and 2021 Revolver, resulting in no net proceeds during the year ended December 31, 2022.

Contractual Obligations

We have operating lease obligations for office space and certain equipment, which have remaining lease terms ranging from two to seven years. The total future minimum payments under such leases are $7.0 million as of December 31, 2023, of which $2.4 million is expected to be paid in 2024.

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

We have also entered into a license agreement under which we are obligated to make royalty payments in the low single digit percent range. We have not included future payments under this agreement in the table of contractual obligations above since the payment obligations under this agreement are contingent upon generating product sales.

During the fiscal years ended December 31, 2023 and 2022, we made no cash contributions to our foreign pension plan, assumed as a part of Trace Analytics GmbH acquisition. The plan was transferred and the Company was released from the pension obligation in April 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Product and Service Revenue

We derive revenue primarily from the sale of handheld and desktop products and related consumables and services. Revenue is recognized when control of the promised products, consumables or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products, consumables or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of accounting under ASC 606. For devices and consumables sold by us, control transfers to the customer at a point in time. To indicate the transfer of control, we must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is other than perfunctory, the customer must have accepted the product or service. Our principal terms of sale are freight on board, or FOB, shipping point, or equivalent, and, as such, we primarily transfer control and record revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and support, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and support is recognized based upon the period of time elapsed under the arrangement as this period represents the transfer of benefits or services under the agreement.

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

Distribution Channels

A majority of our revenue is generated by sales in conjunction with our channel partners, such as our international channel partners and in the United States for end customers where a government contract is required or a customer has a pre-existing relationship. When we transact with a channel partner, our contractual arrangement is with the partner and not with the end-use customer. Whether we transact business with and receive the order from a channel partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

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

We review other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the future cash flows that are expected from the use of each asset. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value. To determine the fair value of long-lived assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

We estimate the fair value of the contingent consideration earnouts using the Monte Carlo Simulation or probability weighted scenario depending on the nature of the contingent consideration and update the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that these estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration expense or income in the consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

908 DEVICES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 908 Devices Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 908 Devices Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 8, 2024

We have served as the Company's auditor since 2013.

908 DEVICES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$121,041	$188,422
Marketable securities	24,641	—
Accounts receivable, net of allowance for credit losses of $395 and $25 at December 31, 2023 and December 31, 2022	8,989	10,033
Inventory	14,938	12,513
Prepaid expenses and other current assets	4,181	4,658
Total current assets	173,790	215,626
Operating lease, right-of-use assets	6,233	3,956
Property and equipment, net	3,342	3,083
Goodwill	10,367	10,050
Intangible assets, net	7,860	8,488
Other long-term assets	1,389	1,384
Total assets	$202,981	$242,587
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,191	$1,397
Accrued expenses	8,713	8,847
Deferred revenue	10,629	7,514
Operating lease liabilities	2,016	1,468
Total current liabilities	22,549	19,226
Long-term debt	—	15,000
Operating lease liabilities, net of current portion	3,929	3,040
Deferred revenue, net of current portion	8,571	11,496
Deferred income taxes	2,441	2,671
Other long-term liabilities	—	555
Total liabilities	37,490	51,988
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,519,023 shares and 31,859,847 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	33	32
Additional paid-in capital	334,692	323,969
Accumulated other comprehensive income	1,365	798
Accumulated deficit	(170,599)	(134,200)
Total stockholders' equity	165,491	190,599
Total liabilities and stockholders' equity	$202,981	$242,587

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$40,214	$37,499
Service revenue	9,645	6,976
Contract revenue	370	2,377
Total revenue	50,229	46,852
Cost of revenue:
Product cost of revenue	18,428	16,010
Service cost of revenue	6,380	4,420
Contract cost of revenue	99	399
Total cost of revenue	24,907	20,829
Gross profit	25,322	26,023
Operating expenses:
Research and development	21,904	17,526
Selling, general and administrative	46,176	43,879
Total operating expenses	68,080	61,405
Loss from operations	(42,758)	(35,382)
Other income, net:
Interest income	6,480	2,031
Interest expense	(201)	(129)
Other expense, net	(131)	(83)
Total other income, net	6,148	1,819
Loss from operations before income taxes	(36,610)	(33,563)
Benefit for income taxes	211	—
Net loss	(36,399)	$(33,563)
Net loss per share
Basic and diluted	$(1.13)	$(1.07)
Weighted average common shares outstanding
Basic and diluted	32,239,394	31,492,531

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(36,399)	$(33,563)
Other comprehensive income
Foreign currency translation adjustment	554	798
Unrealized gain on marketable securities, net of tax of $0	13	—
Total other comprehensive income	$567	$798
Comprehensive loss	$(35,832)	$(32,765)

908 DEVICES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	31,077,004	31	315,210	—	(100,637)	214,604
Issuance of common stock upon exercise of stock options	687,973	1	1,021	—	—	1,022
Stock-based compensation expense	—	—	7,207	—	—	7,207
Issuance of common stock upon ESPP purchase	37,316	—	531	—	—	531
Vesting of restricted stock units	57,554	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	798	—	798
Net loss	—	—	—	—	(33,563)	(33,563)
Balances at December 31, 2022	31,859,847	32	323,969	798	(134,200)	190,599
Issuance of common stock upon exercise of stock options	264,971	1	431	—	—	432
Stock-based compensation expense	—	—	9,787	—	—	9,787
Issuance of common stock upon ESPP purchase	93,644	—	505	—	—	505
Vesting of restricted stock units	300,561	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	554	—	554
Unrealized gain on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(36,399)	(36,399)
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,399)	$(33,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,384	1,614
Stock-based compensation expense	9,787	7,207
Noncash interest expense and loss on extinguishment of debt	192	47
Provision for inventory obsolescence	663	376
Net amortization of premiums and accretion of discounts on marketable securities	(301)	—
Provision for credit losses	386	—
Change in fair value of contingent consideration	107	161
Deferred income tax	(305)	(129)
Changes in operating assets and liabilities:
Accounts receivable, net	680	5,930
Inventory	(3,902)	(5,475)
Prepaid expenses and other current assets	(513)	844
Other long-term assets	(135)	(93)
Accounts payable and accrued expenses	2,033	452
Deferred revenue	179	1,892
Right-of-use operating lease assets	1,668	1,226
Operating lease liabilities	(1,583)	(1,344)
Other long-term liabilities	—	(75)
Net cash used in operating activities	(25,059)	(20,930)
Cash flows from investing activities:
Purchases of property and equipment	(2,045)	(2,045)
Purchases of marketable securities	(48,874)	—
Proceeds from sales and maturities of marketable securities	24,519	—
Acquisitions, net of cash acquired	—	(13,762)
Net cash used in investing activities	(26,400)	(15,807)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(776)	(262)
Proceeds from issuance of common stock	936	1,553
Payments of public offering costs	—	(112)
Proceeds from borrowings on revolving line of credit	—	60,000
Repayment on revolving line of credit	(15,000)	(60,000)
Payments for contingent consideration	(1,095)	—
Net cash (used in) provided by financing activities	(15,935)	1,179
Effect of foreign exchange rate changes on cash and cash equivalents	13	18
Net decrease in cash, cash equivalents and restricted cash	(67,381)	(35,540)
Cash, cash equivalents and restricted cash at beginning of period	188,593	224,133
Cash, cash equivalents and restricted cash at end of period	$121,212	$188,593
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$23	$219
Transfers of inventory to property and equipment	$1,047	$887
Transfers of property and equipment to inventory	$214	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$121,041	$188,422
Restricted cash included in prepaid expenses and other current assets	—	60
Restricted cash included in other long-term assets	171	111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$121,212	$188,593
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$135

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

The Company is subject to risks and uncertainties common to technology companies in the device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Potential risks and uncertainties also include, without limitation, uncertainties regarding higher inflation and interest rates. Products currently under development will require additional research and development efforts prior to commercialization and will require additional capital and adequate personnel and infrastructure. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

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

On November 15, 2021, the Company completed an underwritten public offering, pursuant to which it issued and sold 3,150,000 shares of common stock at a public offering price of $32.00 per share (the “November 2021 Offering”). The Company received net proceeds of $94.4 million after deducting underwriting discounts and commissions and other offering costs.

Acquisition

The Company acquired Trace Analytics GmbH, located in Braunschweig, Germany in August 2022. In February 2023, Trace Analytics GmbH formally changed its name to 908 Devices GmbH. 908 Devices GmbH is a leading provider of online analysis systems for biotech applications in research, development, and production. 908 Devices GmbH’s products are used for monitoring and control of complex processes in industrial pharmaceutical productions under continuous measurement conditions. With the acquisition of 908 Devices GmbH, the Company acquired enabling sampling technology that it expects to integrate within future product offerings. See Note 18, Acquisition, for further information.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, 908 Devices (Shanghai) Technology Co., Ltd. and 908 Devices GmbH. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $36.4 million and $33.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $170.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 8, 2024, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, channel partner, or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s marketable securities are invested in U.S. treasury securities and as a result, the Company believes represent minimal credit risk.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. One customer represented 21% of total revenue for the year ended December 31, 2023. One customer represented 28% of total revenue for the year ended December 31, 2022. As of December 31, 2023, one customer accounted for 19% of gross accounts receivable. As of December 31, 2022, two customers accounted for 20% and 12%, respectively, of gross accounts receivable.

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

Restricted Cash

Restricted cash primarily represents collaterals for the corporate credit cards and a letter of credit issued as security for the lease for the Company’s facility in Morrisville, North Carolina.

Accounts Receivable, net

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2023 and December 31, 2022, the Company recorded a $0.4 million allowance and less than a $0.1 million allowance for credit losses, respectively. The following is a summary of the activity of the Company’s allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022
Balances at beginning of period	$25	$1,750
Current period change for expected credit loss	386	—
Deduction / recoveries collected	(16)	(1,725)
Balances at end of period	$395	$25

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in the consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis.

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

Impairment of Long-Lived Assets

Long-lived assets consist of operating lease right-of-use assets and property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s products. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2023 and 2022.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Premiums and discounts on marketable securities are amortized and accreted, respectively, to earliest call date and maturity, respectively, and included in interest income in the consolidated statements of operations.

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the year ended December 31, 2023.

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

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment, in the fourth quarter of every year. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

Foreign currency

The Company translates assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss).

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of December 31, 2023 or 2022.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Year Ended December 31,
	2023	2022
Balances at beginning of period	$16,510	$14,521
Recognition of revenue included in balance at beginning of the period	(7,575)	(4,502)
Other adjustments	—	(10)
Revenue deferred during the period, net of revenue recognized	10,265	6,501
Balances at end of period	$19,200	$16,510

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred revenue expected to be recognized in:
One year or less	$10,629	$7,514
One to two years	5,080	4,750
Three years and beyond	3,491	4,246
	$19,200	$16,510

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company includes contract assets within prepaid and other current assets in the accompanying consolidated balance sheet. The Company had no contract assets related to contract revenue as of December 31, 2023 and $0.4 million of contract assets related to contract revenue as of December 31, 2022.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. As of December 31, 2023, the Company had no contract liabilities. As of December 31, 2022, the Company had contract liabilities of $2.5 million, which was recognized as product revenue as the Company satisfied its performance obligations under the AVCAD production contract during the year 2023. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. As of December 31, 2023, the Company held no wholly- or partially-unsatisfied performance obligations related to contract agreements entered prior to period end.

Distribution Channels

A majority of the Company’s revenue is generated by sales in conjunction with its channel partners, such as its international channel partners and, in the United States, for end customers where a government contract is required or a customer has a pre-existing relationship. When the Company transacts with a channel partner, its contractual arrangement is with the partner and not with the end-use customer. Whether the Company transacts business with and receives the order from a channel partner or directly from an end-use customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
	2023	2022
Product and service revenue:
Device sales revenue	$33,379	$28,757
Recurring revenue	16,480	15,718
Total product and service revenue	49,859	44,475
Contract revenue	370	2,377
Total revenue	$50,229	$46,852

The following table presents the Company’s product and service revenue by device type (in thousands):

	Year Ended December 31,
	2023	2022
Handheld revenue:
Device sales revenue	$27,859	$19,829
Recurring revenue	10,011	9,707
Total handheld revenue	37,870	29,536
Desktop revenue:
Device sales revenue	5,520	8,926
Recurring revenue	6,469	6,013
Total desktop revenue	11,989	14,939
Total product and service revenue	$49,859	$44,475

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Government	$37,862	$29,964
Pharmaceutical/Biotechnology	11,340	14,241
Academia and other	657	270
Total product and service revenue	$49,859	$44,475

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Year Ended December 31,
	2023	2022
United States	$38,173	$37,594
Europe, Middle East and Africa	9,378	6,295
Asia Pacific	1,825	2,887
Americas other	853	76
	$50,229	$46,852

International sales are comprised of product and service revenue, with all contract revenue being attributable to North America.

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

Advertising Expense

The Company expenses costs of advertising as incurred. Advertising costs remained at $1.8 million during the years ended December 31, 2023 and 2022, respectively.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income was composed of foreign currency translation adjustments and unrealized gain or loss on marketable securities.

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

The Company estimates the fair value of the contingent consideration earnouts using the Monte Carlo Simulation or probability weighted scenario depending on the nature of the contingent consideration and update the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that these estimates change in the future regarding the likelihood of achieving these targets, the Company may need to record material adjustments to its accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration expense or income in the consolidated statements of operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within years beginning after December 15, 2022, with early adoption permitted. The Company adopted the guidance as on January 1, 2022 and the adoption did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company adopted this standard effective January 1, 2023 and deemed no material impact on our consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The accounting guidance requires the Company to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early application is allowed. The Company is currently assessing the impact of the adoption of this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The accounting guidance requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,165	$—	$—	$94,165
Cash equivalents - U.S. Treasury securities	—	4,964	—	4,964
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	24,641	—	24,641
Total assets measured at fair value	$94,165	$29,605	$—	$123,770
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$500	$500
Total liabilities measured at fair value	$—	$—	$500	$500

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$27,866	$—	$—	$27,866
	$27,866	$—	$—	$27,866
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$343	$343
Acquisition-related contingent consideration - pension liability	—	—	900	900
	—	—	1,243	1,243
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	555	555
Total liabilities measured at fair value	$—	$—	$1,798	$1,798

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2023 or 2022.

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

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The sellers achieved two of three milestones under the share purchase and transfer agreement and the Company paid $0.5 million in August 2023 and $0.5 million in February 2024.

During the fourth quarter of 2023, the probability weighted fair value of the future earnout was determined to be zero. Accordingly, the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero.

The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2022	$1,798
Accretion - earnout	356
Deduction - earnout	(249)
Contingent consideration payment	(1,405)
Balance as of December 31, 2023	$500

In April 2023, the Company received notice that the pension obligation had been transferred and no longer in Trace Analytics GmbH’s name and therefore the Company released the $0.9 million assignment of the pension liability and paid out the sellers.

Please refer to Note 18, Acquisition, for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$24,628	$13	$—	$—	$24,641

The Company purchased a total of approximately $48.9 million of U.S. treasury securities during the year ended December 31, 2023. The U.S. treasury securities that matured were approximately $24.5 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.8 million for the year ended December 31, 2023. The Company did not have marketable securities as of December 31, 2022.

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$11,294	$8,343
Work-in-progress	1,717	2,722
Finished goods	1,927	1,448
	$14,938	$12,513

During the years ended December 31, 2023 and 2022, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $1.0 million and $0.9 million, respectively.

6. Goodwill and Intangible Assets, net

Goodwill

As of December 31, 2023, the carrying amount of goodwill was $10.4 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Year Ended
December 31, 2023
Balances at beginning of period	$10,050
Foreign currency impact	317
Balances at end of period	$10,367

The Company performed its annual impairment evaluation using both a quantitative and qualitative approach at November 1, 2023, and concluded it was more likely than not that goodwill has not been impaired. Based on the fair values of the Company’s reporting unit was greater than its carrying amount and, therefore, no impairment was required. No further triggering events were identified subsequent to our annual impairment evaluation.

The Company has not recorded any cumulative impairments of goodwill.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	December 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(580)	$240	$2,802
Developed Technology	4,967	(487)	395	4,875
Software	254	(108)	18	164
Trade Name	61	(45)	3	19
	$8,424	$(1,220)	$656	$7,860

	December 31, 2022
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(163)	$150	$3,129
Developed Technology	4,967	(137)	243	5,073
Software	254	(30)	11	235
Trade Name	61	(13)	3	51
	$8,424	$(343)	$407	$8,488

Amortization expense for intangible assets was recorded in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Product cost of revenue	$428	$167
Selling, general and administrative expenses	449	176
	$877	$343

Estimated future amortization expense for the intangible assets as of December 31, 2023 is as following (in thousands):

2024	$860
2025	841
2026	775
2027	765
2028	765
Thereafter	3,854
$7,860

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory and demonstration equipment	$8,267	$6,642
Computer equipment and software	202	186
Furniture and fixtures	372	194
Construction in progress	53	757
Leasehold improvements	395	21
	9,289	7,800
Less: Accumulated depreciation and amortization	(5,947)	(4,717)
	$3,342	$3,083

Depreciation expense amounted to $1.5 million and $1.3 million in each of the years ended December 31, 2023 and 2022, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued employee compensation and benefits	$5,994	$4,909
Accrued warranty	942	1,119
Accrued professional fees	560	677
Contingent consideration	500	1,243
Accrued other	717	899
	$8,713	$8,847

Changes in the Company’s product warranty obligation are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Accrual balance at beginning of period	$1,119	$1,593
Provision for new warranties	1,273	1,396
Settlements and adjustments made during the period	(1,450)	(1,870)
Accrual balance at end of period	$942	$1,119

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Principal amount of long-term debt	$—	$15,000
Less: Current portion of long-term debt	—	—
Less: Debt discount, net of accretion	—	—
Long-term debt, net of discount and current portion	$—	$15,000

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

2022 Loan Revolver

On November 2, 2022, the Company entered into a Loan and Security Agreement (the “2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank (“SVB”), a division of First Citizens Bank, as lender.

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

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the condensed consolidated statements of operations.

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and SVB, as lender. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver. The Company recorded a credit of $0.3 million during the three months ended September 30, 2023 related to the previously recorded early termination penalties.

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

10. Post-Retirement Benefit Obligations

Defined Benefit Plan

The Company maintained a foreign pension plan for a 908 Devices GmbH employee in Germany, which grants periodic post-retirement payment for one employee. In connection with recording the initial purchase accounting of 908 Devices GmbH in August 2022, the Company assumed this pension liability of $0.9 million. The Company also recorded an equal and offsetting indemnification asset in the initial purchase accounting resulting in no net impact to the overall purchase price allocation. In April 2023, the Company received notice that the pension obligation had been transferred and no longer in 908 Devices GmbH’s name and therefore the Company released the $0.9 million assignment of the pension liability and paid out the sellers. See Note 3, Fair Value Measurements, and Note 18, Acquisition, for further information.

The Company did not contribute to the plan in the year ended December 31, 2023 or 2022.

11. Warrants

As of December 31, 2023 and 2022, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

12. Equity

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

13. Stock-Based Compensation

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

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of December 31, 2023, 1,506,580 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan. On January 1, 2024, the number of shares reserved and available for issuance under the 2020 Plan automatically increased by 1,300,761 shares.

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

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of December 31, 2023, 772,487 shares remained available for issuance under the 2020 ESPP. During the year ended December 31, 2023 and 2022, the Company issued 93,644 shares and 56,486 shares, respectively, under the 2020 ESPP plan. On January 1, 2024, the number of shares reserved and available for issuance under the 2020 ESPP did not increase pursuant to the determination of the administrator of the 2020 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.1%	2.7%
Expected volatility	69%	67%
Expected dividend yield	—	—
Expected term (in years)	6	6

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of 2020 ESPP granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.3%	3.2%
Expected volatility	82%	90%
Expected dividend yield	—	—
Expected term (in years)	0.5	0.5

The following table summarizes the Company’s option activity for the fiscal year ended December 31, 2023:

		Weighted
		Average	Weighted	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	2,471,365	$5.78	6.7	$10,311
Granted	411,512	8.80
Exercised	(264,971)	1.63
Forfeited	(190,489)	10.93
Outstanding at end of period	2,427,417	$6.34	6.4	$14,917
Vested and expected to vest at end of period		$6.30	6.4	$14,855
Exercisable at end of period		$5.07	5.6	$12,768

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $1.7 million and $10.3 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was $3.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $5.77 per share and $9.61 per share, respectively.

The following table summarizes the Company’s restricted stock units activity for the fiscal year ended December 31, 2023:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding at beginning of period	1,059,529	$17.38
Granted	1,221,725	8.69
Vested and released	(299,845)	17.58
Forfeited	(140,728)	14.82
Unvested at end of period	1,840,681	$11.77

The weighted average grant date fair value for RSUs granted for the years ended December 31, 2023 and 2022 was $8.69 and $15.21, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2023 and 2022 was $2.5 million and $0.9 million, respectively.

The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2023 was $15.4 million and the weighted-average period over which this cost is expected to be recognized is 2.6 years.

The weighted average grant date fair value for PSUs granted in March 2023 was $3.99. No PSUs were vested during the year ended December 31, 2023. The remaining unrecognized compensation expense for outstanding PSUs as of December 31, 2023 was $0.1 million and the weighted-average period over which this cost is expected to be recognized is 2.1 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$577	$286
Research and development expenses	2,691	1,659
Selling, general and administrative expenses	6,519	5,262
	$9,787	$7,207

14. Leases

The Company has operating leases for real estate. Lease expiration dates range between 2025 and 2030.

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

On January 2, 2018, the Company entered a new operating lease in Boston, Massachusetts (the “Lease”), for 37,500 rentable square feet of office space and is considered the Company’s corporate headquarters. A security deposit of $0.5 million was paid to the property owner and the Company issued a warrant to purchase 43,625 shares of Series D preferred stock at a purchase price of $5.6351 per share. The initial fair value of the warrants of $0.3 million was recorded as additional rent payments, increasing the value of the ROU asset and preferred stock warrant liability.

The initial term of the lease is through October 2025. The annualized base rent will increase by 2.5% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premise, including costs of operations, maintenance, repair, replacement and management of the new leased premises.

The Company had a facility lease in North Carolina for approximately 2,000 square feet that had an expiration date of November 2020 then extended until June 2023.

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

In October 2022, 908 Devices GmbH entered into a new operating lease agreement in Braunschweig, Germany, as its existing lease was expiring and to increase the existing manufacturing site and set up European base of operations for the Company. The lease in Braunschweig is for approximately 7,500 rentable square feet and commenced in January 2023. The lease in Braunschweig is for a term of 60 months with total lease costs of approximately $0.4 million.

The components of lease expense under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,176	$2,337
Short-term lease cost	70	43
Variable lease cost	133	9
	$2,379	$2,389

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,118	$1,800
Operating lease liabilities arising from obtaining right-of-use assets	$3,017	$—

The weighted-average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	3.96	2.75
Weighted-average discount rate - operating leases	8.4%	9.5%

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

Future annual minimum lease payments under operating leases as of December 31, 2023 are as follows (in thousands):

2024	$2,432
2025	2,002
2026	581
2027	595
2028	509
Thereafter	838
Total future minimum lease payments	6,957
Less: imputed interest	(1,012)
Total operating lease liabilities	$5,945

15. Commitments and Contingencies

Operating Leases

The Company’s commitments under its leases are described in Note 14.

Royalty Arrangements

The Company has entered into royalty arrangements with two parties whereby the Company owes low- to mid-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies. Royalty obligations are expensed when incurred or over the minimum royalty periods and have not been material.

In October 2023, the Company notified one of the parties and terminated the license arrangement as of December 31, 2023. The Company will no longer incur minimum royalty payments of $0.1 million per year.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company made contributions of $0.5 million and $0.5 million for the year ended December 31, 2023 and 2022, respectively.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones are based on target revenues, and technical integration of 908 Devices GmbH (formerly Trace Analytics) systems and knowledge, and range from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration.

During 2023, the Company received notice that the pension obligation had been transferred and was no longer in Trace’s name and therefore the Company released the $0.9 million assignment of the pension liability. The Trace acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023. Two of three milestone based earnouts were achieved and a $0.5 million payment was made in August 2023 and a $0.5 million payment was made in February 2024.

During the fourth quarter of 2023, the probability weighted fair value of the future earnout was determined to be zero. Accordingly, the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero. See Note 3, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

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

16. Net Loss

The Company’s basic and diluted net loss per share was $1.13 and $1.07 for the years ended December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,427,417	2,471,365
Performance stock units	53,794	—
Restricted stock units	1,840,681	1,059,529
	4,414,595	3,623,597

17. Income Taxes

During the years ended December 31, 2023 and 2022, the Company recognized an income tax benefit of $0.2 million and $0, respectively. The income tax benefit recognized during the year ended December 31, 2023 primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

During the years ended December 31, 2023 and 2022, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(3.2)	(4.7)
Federal and state research and development tax credits	(5.0)	(5.1)
Nondeductible items	3.1	(1.7)
Change in valuation allowance	25.5	32.5
Effective income tax rate	(0.6)%	0.0%

Net deferred tax liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$27,221	$23,210
Research and development tax credit carryforwards	10,557	8,722
Lease liability	1,362	1,139
Deferred Revenue	2,527	3,268
Accrued expenses and other	5,421	4,314
Capitalization under Section 174(a)	7,172	3,857
Total deferred tax assets	54,260	44,510
Deferred tax liabilities:
Right-of-use asset	(1,394)	(1,000)
Intangible assets	(2,482)	(2,671)
Total deferred tax liabilities	(3,876)	(3,671)
Valuation allowance	(52,825)	(43,510)
Net deferred tax liabilities	$(2,441)	$(2,671)

As of December 31, 2023, the Company had gross federal and state operating loss carryforwards of $108.2 million and $77.4 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $73.8 million of federal gross operating losses do not expire. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $7.2 million and $4.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, as of December 31, 2023 and 2022, a full valuation allowance has been established against the net deferred tax assets, except for deferred tax liabilities recorded under our foreign jurisdiction, which amounted to $2.4 million and $2.7 million as of December 31, 2023 and 2022, respectively.

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Valuation allowance as of beginning of year	$43,510	$32,631
Increases recorded to income tax provision	9,315	10,879
Valuation allowance as of end of year	$52,825	$43,510

As of December 31, 2023 and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2020 to the present; however, carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

18. Acquisition

On August 3, 2022, the Company entered into a share purchase and transfer agreement and completed its acquisition of 100% of the registered share capital of 908 Devices GmbH, for total purchase price consideration of $17.3 million, comprised of (i) a $14.4 million initial cash payment, (ii) up to $2.0 million contingent cash consideration upon achievement of certain milestones over a twenty four month period and (iii) $0.9 million contingent pension liability holdback to be released upon discharging or transferring of such liability from 908 Devices GmbH.

908 Devices GmbH is a leading provider of online analysis systems for biotech applications in research, development, and production. 908 Devices GmbH’s products are used for monitoring and controlling of complex processes in industrial pharmaceutical productions under continuous measurement conditions. The Company expects to integrate acquired sampling technology within future product offerings.

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

The following table presents the allocation of the acquisition date purchase consideration for the transaction including the contingent consideration and the allocation of the purchase consideration (in thousands):

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

Revenue and net loss related to 908 Devices GmbH’s operations was $0.8 million and $0.1 million, respectively, for the year ended December 31, 2022 and is included in the Company’s consolidated statements of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and 908 Devices GmbH for the year ended December 31, 2022 as if the acquisition of 908 Devices GmbH had been completed on January 1, 2022 and have been calculated after applying the Company’s accounting policies. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as consequential adjustments relating to the tax effect of these adjustments in combining the Company and Trace businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and 908 Devices GmbH. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2022, nor are they intended to represent or be indicative of future results of operations (in thousands):

Year Ended December 31,
2022
Revenue (unaudited)	$47,982
Pre-tax loss (unaudited)	(33,191)

19. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	December 31,
	2023	2022
Long-lived assets(1) by country:
United States	$9,014	$7,852
All other countries	561	63
Total long-lived assets	$9,575	$7,915

(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

20. Subsequent Event

Grant of Restricted Stock Units and Stock Options under the 2020 Plan

On March 1, 2024, the Company granted 1,073,620 restricted stock units and performance based stock units to employees under the 2020 Stock Plan. The restricted stock units vest over a four-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $7.9 million, which is being amortized as stock compensation expense over the vesting term.

On March 1, 2024, the Company granted 398,404 stock options to employees under the 2020 Stock Plan. The stock options vest over a four-year period. The stock options have an exercise price of $7.35, which was the Company’s closing stock price at the date of grant. The total fair value of these stock options at the grant date was $2.1 million using the Black-Scholes option pricing model, and the value is being amortized as stock compensation expense over the vesting term.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

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

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)
10.4#*	Amended and Restated Senior Executive Cash Incentive Bonus Plan
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

10.18#*	Form of First Amendment to Executive Officer Employment Agreement
10.19

Default Waiver and First Amendment to Loan and Security Agreement, dated as of August 4, 2023, by and between 908 Devices Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on August 8, 2023).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, PCAOB ID 238

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#*	Compensation Recovery Policy
101.INS*	Inline XBRL Instant Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.
*	Filed herewith.
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

908 DEVICES INC.

Date: March 8, 2024	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Knopp, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2024
Kevin J. Knopp, Ph.D.

/s/ Joseph H. Griffith IV	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2024
Joseph H. Griffith IV

/s/ E. Kevin Hrusovsky	Chairman of the Board of Directors	March 8, 2024
E. Kevin Hrusovsky

/s/ Keith L. Crandell	Director	March 8, 2024
Keith L. Crandell

/s/ Fenel M. Eloi	Director	March 8, 2024
Fenel M. Eloi

/s/ Jeffrey P. George	Director	March 8, 2024
Jeffrey P. George

/s/ Marcia Eisenberg, Ph.D.	Director	March 8, 2024
Marsha Eisenberg, Ph.D.

/s/ Mark Spoto	Director	March 8, 2024
Mark Spoto

/s/ Tony J. Hunt	Director	March 8, 2024
Tony J. Hunt