Form 10-Q
period 2024-03-31
908 Devices Inc.
filed 2024-05-03
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 34,485,185 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$104,599	$121,041
Marketable securities	29,596	24,641
Accounts receivable, net of allowance for credit losses of $420 and $395 at March 31, 2024 and December 31, 2023	7,486	8,989
Inventory	16,356	14,938
Prepaid expenses and other current assets	3,831	4,181
Total current assets	161,868	173,790
Operating lease, right-of-use assets	5,754	6,233
Property and equipment, net	3,215	3,342
Goodwill	10,139	10,367
Intangible assets, net	7,468	7,860
Other long-term assets	1,347	1,389
Total assets	$189,791	$202,981
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,472	$1,191
Accrued expenses	5,299	8,713
Deferred revenue	10,483	10,629
Operating lease liabilities	2,076	2,016
Total current liabilities	19,330	22,549
Operating lease liabilities, net of current portion	3,380	3,929
Deferred revenue, net of current portion	7,871	8,571
Deferred income taxes	2,317	2,441
Total liabilities	32,898	37,490
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,924,097 shares and 32,519,023 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	33	33
Additional paid-in capital	337,396	334,692
Accumulated other comprehensive income	980	1,365
Accumulated deficit	(181,516)	(170,599)
Total stockholders' equity	156,893	165,491
Total liabilities and stockholders' equity	$189,791	$202,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$7,233	$7,022
Service revenue	2,758	2,240
Contract revenue	—	225
Total revenue	9,991	9,487
Cost of revenue:
Product cost of revenue	3,210	3,786
Service cost of revenue	1,778	1,270
Contract cost of revenue	—	47
Total cost of revenue	4,988	5,103
Gross profit	5,003	4,384
Operating expenses:
Research and development	5,790	5,398
Selling, general and administrative	11,901	12,003
Total operating expenses	17,691	17,401
Loss from operations	(12,688)	(13,017)
Other income, net:
Interest income	1,729	1,017
Interest expense	—	(551)
Other (expense) income, net	(28)	19
Total other income, net	1,701	485
Loss from operations before income taxes	(10,987)	(12,532)
Benefit for income taxes	70	—
Net loss	$(10,917)	$(12,532)
Net loss per share
Basic and diluted	$(0.33)	$(0.39)
Weighted average common shares outstanding
Basic and diluted	32,710,894	31,965,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,917)	$(12,532)
Other comprehensive income (loss)
Foreign currency translation adjustment	(370)	291
Unrealized loss on marketable securities, net of tax of $0	(15)	—
Total other comprehensive income (loss)	$(385)	$291
Comprehensive loss	$(11,302)	$(12,241)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,917)	$(12,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,328	634
Stock-based compensation expense	2,643	2,166
Noncash interest expense and loss on extinguishment of debt	—	523
Provision for inventory obsolescence	151	—
Net amortization of premiums and accretion of discounts on marketable securities	(92)	—
Loss on sale of property and equipment	28	—
Provision for credit losses	25	—
Change in fair value of contingent consideration	—	166
Deferred income tax	(70)	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	1,460	1,873
Inventory	(1,675)	(990)
Prepaid expenses and other current assets	343	(1,492)
Other long-term assets	42	7
Accounts payable and accrued expenses	(1,771)	(339)
Deferred revenue	(841)	(123)
Right-of-use operating lease assets	470	299
Operating lease liabilities	(481)	(353)
Other long-term liabilities	—	(436)
Net cash used in operating activities	(9,357)	(10,647)
Cash flows from investing activities:
Purchases of property and equipment	(903)	(1,185)
Purchases of marketable securities	(14,617)	—
Proceeds from sales and maturities of marketable securities	9,740	—
Net cash used in investing activities	(5,780)	(1,185)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(939)	(469)
Proceeds from issuance of common stock	61	88
Repayment on revolving line of credit	—	(15,000)
Payments for contingent consideration	(417)	—
Net cash used in financing activities	(1,295)	(15,381)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	5
Net decrease in cash, cash equivalents and restricted cash	(16,442)	(27,208)
Cash, cash equivalents and restricted cash at beginning of period	121,212	188,593
Cash, cash equivalents and restricted cash at end of period	$104,770	$161,385
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$—	$35
Transfers of inventory to property and equipment	$91	$133
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$104,599	$161,214
Restricted cash included in prepaid expenses and other current assets	—	60
Restricted cash included in other long-term assets	171	111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$104,770	$161,385

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $10.9 million for the three months ended March 31, 2024 and $36.4 million for the year ended December 31, 2023. As of March 31, 2024, the Company had an accumulated deficit of $181.5 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the

Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 and statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been made. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended March 31, 2024, two customers represented 16% and 10% of total revenue, respectively. For the comparable three months ended March 31, 2023, one customer represented 20% of total revenue. As of March 31, 2024, one customer accounted for 15% of gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of gross accounts receivable.

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

	Three Months Ended March 31,
	2024	2023
Balances at beginning of period	$395	$25
Current period change for expected credit loss	25	—
Deduction / recoveries collected	—	—
Balances at end of period	$420	$25

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the three months ended March 31, 2024. The Company did not hold marketable securities as of or during the three months ended March 31, 2023.

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

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment, in the fourth quarter of every fiscal year. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of March 31, 2024 or December 31, 2023.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Three Months Ended March 31,
	2024	2023
Balances at beginning of period	$19,200	$16,510
Recognition of revenue included in balance at beginning of the period	(3,024)	(2,030)
Revenue deferred during the period, net of revenue recognized	2,178	1,907
Balances at end of period	$18,354	$16,387

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	March 31,	December 31,
	2024	2023
Deferred revenue expected to be recognized in:
One year or less	$10,483	$10,629
One to two years	4,514	5,080
Three years and beyond	3,357	3,491
	$18,354	$19,200

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2024	2023
Product and service revenue:
Device sales revenue	$5,452	$5,083
Recurring revenue	4,539	4,179
Total product and service revenue	9,991	9,262
Contract revenue	—	225
Total revenue	$9,991	$9,487

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended March 31,
	2024	2023
Handheld revenue:
Device sales revenue	$4,590	$3,746
Recurring revenue	2,833	2,426
Total handheld revenue	7,423	6,172
Desktop revenue:
Device sales revenue	862	1,337
Recurring revenue	1,706	1,753
Total desktop revenue	2,568	3,090
Total product and service revenue	$9,991	$9,262

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Government	$7,427	$6,180
Pharmaceutical/Biotechnology	2,547	3,052
Academia and other	17	30
Total product and service revenue	$9,991	$9,262

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$7,266	$6,493
Europe, Middle East and Africa	2,062	1,988
Asia Pacific	371	576
Americas other	292	430
	$9,991	$9,487

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The accounting guidance requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$82,492	$—	$—	$82,492
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	29,596	—	29,596
Total assets measured at fair value	$82,492	$29,596	$—	$112,088

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,165	$—	$—	$94,165
Cash equivalents - U.S. Treasury securities	—	4,964	—	4,964
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	24,641	—	24,641
	$94,165	$29,605	$—	$123,770
Other current liabilities:
Acquisition-related contingent consideration	—	—	500	500
Total liabilities measured at fair value	$—	$—	$500	$500

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2024 or 2023.

Marketable Securities

U.S. Treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Contingent Consideration

The Company recognizes acquisition-related contingent consideration from the acquisition of TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022. Acquisition-related contingent consideration is measured and reported at fair value using the Monte Carlo simulation method or probability weighted scenario based on the unobservable inputs, which are significant to the fair value and classified with Level 3 of the fair value hierarchy. For the Trace acquisition, the amount is contingent based on the acquired business’ performance for the milestones ranging from the date of acquisition to June 30, 2024.

The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility, and discount rates. The sellers in the Trace acquisition achieved two of three milestones under the share purchase and transfer agreement, and accordingly the Company paid the sellers $0.5 million in August 2023 and $0.5 million in February 2024.

During the fourth quarter of 2023, the probability weighted fair value of the remaining future earnout related to the Trace acquisition was determined to be zero. Accordingly, the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero.

The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2023	$500
Contingent consideration payment	(500)
Balance as of March 31, 2024	$—

Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$29,598	$—	$(2)	$—	$29,596

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$24,628	$13	$—	$—	$24,641

The Company purchased a total of approximately $14.6 million of U.S. treasury securities for the three months ended March 31, 2024. The U.S. treasury securities that matured were approximately $9.7 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.4 million for the three months ended March 31, 2024. The Company did not have marketable securities as of March 31, 2023.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$11,303	$11,294
Work-in-progress	2,522	1,717
Finished goods	2,531	1,927
	$16,356	$14,938

During the three months ended March 31, 2024 and 2023, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $0.1 million and $0.1 million, respectively.

6. Goodwill and Intangible Assets, net

Goodwill

As of March 31, 2024, the carrying amount of goodwill was $10.1 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

	Three Months Ended March 31,
	2024	2023
Balances at beginning of period	$10,367	$10,050
Foreign currency impact	(228)	171
Balances at end of period	$10,139	$10,221

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	March 31, 2024
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(685)	$179	$2,636
Developed Technology	4,967	(575)	288	4,680
Software	254	(127)	15	142
Trade Name	61	(53)	2	10
	$8,424	$(1,440)	$484	$7,468

	December 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(580)	$240	$2,802
Developed Technology	4,967	(487)	395	4,875
Software	254	(108)	18	164
Trade Name	61	(45)	3	19
	$8,424	$(1,220)	$656	$7,860

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Product cost of revenue	$107	$106
Selling, general and administrative expenses	113	112
	$220	$218

Estimated future amortization expense for the intangible assets as of March 31, 2024 are as following (in thousands):

2024	$647
2025	849
2026	777
2027	772
2028	772
Thereafter	3,651
$7,468

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee compensation and benefits	$3,189	$5,994
Accrued warranty	824	942
Accrued professional fees	714	560
Contingent consideration	—	500
Accrued other	572	717
	$5,299	$8,713

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrual balance at beginning of period	$942	$1,119
Provision for new warranties	198	208
Settlements and adjustments made during the period	(316)	(497)
Accrual balance at end of period	$824	$830

8. Long-Term Debt

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

9. Equity and Net Income (Loss) per Share

Equity

As of March 31, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2024, and December 31, 2023, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the three months ended March 31, 2024 and 2023, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 as the impact of including such common stock equivalents would have been anti-dilutive:

	March 31,
	2024	2023
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,781,364	2,626,584
Performance stock units	53,794	53,794
Restricted stock units	2,497,521	1,854,632
	5,425,382	4,627,713

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$171	$115
Research and development expenses	749	595
Selling, general and administrative expenses	1,723	1,456
	$2,643	$2,166

As of March 31, 2024, there was $19.9 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.9 years.

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

There have been no material changes to the Company’s leases during the three months ended March 31, 2024. For additional information, read Note 14, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2023.

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$601	$484
Short-term lease cost	20	15
Variable lease cost	35	166
	$656	$665

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$629
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,015

The weighted-average remaining lease term and discount rate were as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	3.84	3.96
Weighted-average discount rate - operating leases	8.3%	8.4%

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

Future annual minimum lease payments under operating leases as of March 31, 2024 are as follows (in thousands):

2024	$1,828
2025	2,002
2026	581
2027	595
2028	509
Thereafter	838
Total future minimum lease payments	6,353
Less: imputed interest	(897)
Total operating lease liabilities	$5,456

12. Commitments and Contingencies

Royalty Arrangements

The Company has entered into royalty arrangements with two parties whereby the Company owes low- to mid-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies. Royalty obligations are expensed when incurred or over the minimum royalty periods and have not been material.

In October 2023, the Company provided written notice to one of the parties to which the Company owed royalty obligations that the Company was terminating the license arrangement effective as of December 31, 2023. Following the termination of that license agreement, the Company will no longer incur minimum royalty payments of $0.1 million per year.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the three months ended March 31, 2024 and 2023, the Company made $0.2 million and $0.1 million, respectively, in contributions to the plan.

Contingent Consideration – Earnout and Pension Liability

The Company agreed to pay three milestone based earnouts under the purchase agreement to acquire Trace Analytics GmbH (now 908 Devices GmbH) in August 2022 for the total potential payout of $2.0 million. Milestones are based on target revenues, and technical integration of 908 Devices GmbH (formerly Trace Analytics GmbH) systems and knowledge, and range from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration in connection with pension obligations to be transferred post-closing.

During 2023, the Company received notice that the pension obligation had been transferred and was no longer in 908 Devices GmbH’s name and therefore the Company released the $0.9 million assignment of the pension liability. The 908 Devices GmbH acquisition consideration withheld in respect of the pension plan was paid out to the sellers in April 2023. Two of three milestone based earnouts were achieved, pursuant to which the Company made a $0.5 million payment was made in August 2023 and a $0.5 million payment was made in February 2024.

During the fourth quarter of 2023, the probability weighted fair value of the remaining future earnout relating to the Trace acquisition was determined to be zero. Accordingly, the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero. See Note 3, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024.

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

13. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Long-lived assets(1) by country:
United States	$8,362	$9,014
All other countries	607	561
Total long-lived assets	$8,969	$9,575
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

14.	Subsequent events

Acquisition of RedWave Technology

On April 29, 2024, the Company, entered into an equity purchase agreement with, and purchased all of the issued and outstanding equity interests of, CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”). The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration is subject to additional working capital, cash, debt, and transaction expense adjustments. Approximately $4.5 million of the cash consideration was placed into an indemnification escrow account until April 29, 2025 to settle certain claims for indemnification for breaches or inaccuracies in RedWave’s representations and warranties, covenants, and agreements. The transaction closed on April 29, 2024, at which time RedWave became a wholly-owned subsidiary of the Company.

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the 2-year period from May 1, 2024 through April 30, 2026. If the earnout revenue achieved during the period is at least $37 million, the Company will be obligated to issue at least 1,000,000 contingent shares, which number of contingent shares will be increased based on the amount of earnout revenue achieved during the period, up to a maximum of 4,000,000 contingent shares for earnout revenue equal to or greater than $45 million. The earnout revenue also may include certain qualified bookings credit for certain RedWave products in the event that earnout revenue is otherwise above $37 million. No contingent shares will be issued if the earnout revenue achieved during the period is less than $37 million.

RedWave is a leading provider of portable FTIR spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR (Fourier Transform Infrared), an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides the Company with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave bolsters the Company’s desktop portfolio with a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications.

The Company will account for the acquisition of RedWave as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets of RedWave will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company will account for the acquisition of RedWave as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets of RedWave will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

As of May 3, 2024, the preliminary purchase price allocation related to the acquisition of RedWave is incomplete. The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired and liabilities assumed and plans to file pro forma financial information with the SEC within the applicable time period. During the three months ended March 31, 2024, the Company incurred approximately $0.3 million in costs associated with the acquisition of RedWave, which are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

In connection with the RedWave transaction, on April 29, 2024, the Company granted an aggregate of 135,436 restricted stock units to employees under the 2020 Stock Option and Incentive Plan. The restricted stock units vest over a four-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $0.8 million, which is being amortized as stock compensation expense over the vesting term. The Company also granted an aggregate of 52,084 performance-based restricted stock units under the 2020 Stock Option and Incentive Plan to employees. Each performance-based restricted stock unit is equivalent in value to one share of the Company’s common stock. The maximum payout percentage for all performance-based restricted stock units granted by the Company is 100%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024 (“2023 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2023 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $10.0 million and $9.5 million for the three months ended March 31, 2024 and 2023, respectively, and incurred net losses of $10.9 million and $12.5 million for those same periods. As of March 31, 2024, we had an accumulated deficit of $181.5 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United

States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

For further discussion of the possible impacts of these global factors and other risks on our business, see Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 45% and 45% of total product and service revenue for the three months ended March 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

Product adoption

We monitor our customers’ stages of adoption of our products to provide insight into the timing of future potential sales and to help us formulate financial projections. Typical stages of adoption include testing, trials, pilot and deployment as follows:

●	Testing - a customer is actively engaged with internal or external testing of our products. This may include an onsite or virtual demonstration with a salesperson, a customer submitting samples for testing in one of our facilities or testing by a third party.
●	Trials - a customer has committed to a trial of one of our products, which may include a defined period to assess functionality of the device in their operational environment (in the field or onsite within the customer’s facility).
●	Pilot - a customer commits to the purchase of an initial quantity of devices to deploy in their operational environment to assess a broader opportunity that may grow to tens or hundreds of devices.
●	Deployment - a customer has completed testing, a trial, and/or a pilot and intends to roll out the technology across their enterprise (either at a site or throughout the entire organization).

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

During the three months ended March 31, 2024 and 2023, our product placements (units recognized as revenue) were as follows:

	Three Months Ended March 31,
	2024	2023
Product Placements:
Handheld	53	62
Desktop	8	16

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	March 31,
	2024	2023
Cumulative Product Placements:
Handheld	2,475	2,082
Desktop	439	386

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 55% and 55% of our product and service revenue for the three months ended March 31, 2024 and 2023, respectively. Recurring revenue accounted for 45% and 45% of our product and service revenue for the three months ended March 31, 2024 and 2023, respectively.

Our current device offerings include:

●	Handheld devices—MX908 and AVCAD components; and
●	Desktop devices—Rebel and ZipChip Interface, Maverick, and Maven and related sampling devices.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the three months ended March 31, 2023.

During the three months ended March 31, 2024 and 2023, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2024	2023
Product and service revenue:
Device sales revenue	$5,452	$5,083
Recurring revenue	4,539	4,179
Total product and service revenue	9,991	9,262
Contract revenue	—	225
Total revenue	$9,991	$9,487

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended March 31,
	2024	2023
Government	$7,427	$6,180
Pharmaceutical/Biotechnology	2,547	3,052
Academia and other	17	30
Total product and service revenue	$9,991	$9,262

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

We recognized an income tax benefit of $0.1 million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively. The income tax benefit recognized during the three months ended March 31, 2024 primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$7,233	$7,022	$211
Service revenue	2,758	2,240	518
Contract revenue	—	225	(225)
Total revenue	9,991	9,487	504
Cost of revenue:
Product cost of revenue	3,210	3,786	(576)
Service cost of revenue	1,778	1,270	508
Contract cost of revenue	—	47	(47)
Total cost of revenue	4,988	5,103	(115)
Gross profit	5,003	4,384	619
Operating expenses:
Research and development	5,790	5,398	392
Selling, general and administrative	11,901	12,003	(102)
Total operating expenses	17,691	17,401	290
Loss from operations	(12,688)	(13,017)	329
Other income, net:
Interest income	1,729	1,017	712
Interest expense	—	(551)	551
Other (expense) income, net	(28)	19	(47)
Total other income, net	1,701	485	1,216
Loss from operations before income taxes	(10,987)	(12,532)	1,545
Benefit for income taxes	70	—	70
Net loss	$(10,917)	$(12,532)	$1,615

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$7,233	$7,022	$211	3%
Product cost of revenue	3,210	3,786	(576)	(15)%
Gross profit	$4,023	$3,236	$787	24%
Gross profit margin	56%	46%	10%

Product revenue increased by $0.2 million, or three percentage points, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily related to component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, offset in part by nine fewer handheld device placements and eight fewer desktop device placements for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Product cost of revenue decreased by $0.6 million, or 15%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in product cost of revenue was primarily related to an increase in production resulting in a $0.7 million increase in labor and overhead absorption for the three months ended March 31, 2024, as well as $0.4 million in lower materials and supplies consumed in production activities, offset in part by $0.3 million in higher warranty costs and $0.2 million in higher personnel related costs.

Product gross profit increased by $0.8 million, or 24%, and gross profit margin increased by ten percentage points for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in product gross profit was primarily due to favorable timing of production and lower material costs, but also due to favorable product mix for the three months ended March 31, 2024.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service revenue	$2,758	$2,240	$518	23%
Service cost of revenue	1,778	1,270	508	40%
Gross profit	$980	$970	$10	1%
Gross profit margin	36%	43%	(7)%

Service revenue increased by $0.5 million, or 23%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and, to a lesser extent, increases in handheld service upgrades, and handheld training revenue and desktop service arrangements.

Service cost of revenue increased by $0.5 million, or 40%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in service cost of revenue was primarily related to a $0.2 million increase in contract trainers used to support the higher handheld training revenue, a $0.1 million increase in personnel costs to support the increase in service revenue and an increase in travel, postage and other operating costs.

Service gross profit decreased by 1% , and gross profit margin decreased by seven percentage points for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in contract trainers versus internal resources to complete handheld training obligations.

Contract

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Contract revenue	$—	$225	$(225)	(100)%
Contract cost of revenue	—	47	(47)	(100)%
Gross profit	$—	$178	$(178)	(100)%
Gross profit margin	nil	79%

Contract revenue decreased by $0.2 million, or 100%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The majority of contract revenue, for the three months ended March 31, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2024.

Contract cost of revenue decreased by 100% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to there being no contract revenue or contract cost of revenue during the three months ended March 31, 2024.

Contract gross profit decreased by $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to there being no contract revenue or contract cost of revenue during the three months ended March 31, 2024.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$5,790	$5,398	$392	7%
Percentage of total revenue	58%	57%

Our research and development expenses were $5.8 million for the three months ended March 31, 2024, an increase of $0.4 million from research and development expenses of $5.4 million for the three months ended March 31, 2023. The increase was due primarily to a $0.2 million increase in stock-based compensation, and a $0.1 million increase in occupancy related expenses, mainly related to our facility in North Carolina.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,901	$12,003	$(102)	(1)%
Percentage of total revenue	119%	127%

Our selling, general and administrative expenses were $11.9 million for the three months ended March 31, 2024, a decrease of $0.1 million from selling, general and administrative expenses of $12.0 million for the three months ended March 31, 2023. The decrease was due primarily to a $0.3 million decrease in salaries and related costs mainly from a decrease in severance costs, a $0.3 million decrease in third party commissions and a $0.2 million decrease in marketing and related costs. These decreases were partially offset by a $0.3 million increase in stock-based compensation and a $0.3 million increase in legal costs related to acquisition-related costs.

Other Income

Interest income

Interest income increased by $0.7 million for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023. The increase was due to higher interest rates on our interest bearing accounts.

Interest expense

Interest expense decreased by $0.6 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. The decrease was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other expense, net

Other expense, net for the three months ended March 31, 2024 did not change materially from the three months ended March 31, 2023.

Benefit for Income Taxes

Benefit for income taxes was $0.1 million for the three months ended March 31, 2024, and resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and with proceeds from an underwritten public offering in November 2021. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $134.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement with the Lender, or the Amended 2022 Revolver, in which the Lender waived its rights and remedies against the Company and amended the 2022 Revolver. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025. As of March 31, 2024, there were no balances outstanding under the Amended 2022 Revolver.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(9,357)	$(10,647)
Cash used in investing activities	(5,780)	(1,185)
Cash used in financing activities	(1,295)	(15,381)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	5
Net decrease in cash, cash equivalents and restricted cash	$(16,442)	$(27,208)

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $9.4 million, primarily resulting from our net loss of $10.9 million and net cash used in changes in our operating assets and liabilities of $2.5 million, partially offset by noncash charges of $4.0 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2024, consisted primarily of a $1.8 million decrease from changes in accounts payable and accrued expenses and a $1.7 million decrease from changes in inventory, partially offset by a $1.5 million increase from changes in accounts receivable.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $5.8 million, due to $14.6 million in purchases of marketable securities, partially offset by $9.7 million proceeds from maturities of marketable securities.

During the three months ended March 31, 2023, net cash used in investing activities was $1.2 million, due to purchases of property and equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2024 was $1.3 million, consisting primarily of $0.9 million in payments for withholding taxes on vested equity awards and $0.4 million of contingent consideration related to the release of the $0.5 million milestone paid in February 2024.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2023 Report on Form 10-K. There were no significant changes to our critical accounting policies for the three months ended March 31, 2024.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024, or 2023 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2024 from those discussed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

908 DEVICES INC.

Date: May 3, 2024	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)