Form 10-Q
period 2024-06-30
908 Devices Inc.
filed 2024-08-06
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 34,656,778 shares of common stock, $0.001 par value per share, issued and outstanding.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, ThreatID, ProtectIR, XplorIR, Rebel, ZipChip, Maven, Maverick, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,811	$121,041
Marketable securities	30,572	24,641
Accounts receivable, net of allowance for credit losses of $585 and $395 at June 30, 2024 and December 31, 2023	10,987	8,989
Inventory	18,589	14,938
Prepaid expenses and other current assets	3,485	4,181
Total current assets	110,444	173,790
Operating lease, right-of-use assets	5,904	6,233
Property and equipment, net	3,556	3,342
Goodwill	40,220	10,367
Intangible assets, net	47,298	7,860
Other long-term assets	1,352	1,389
Total assets	$208,774	$202,981
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,974	$1,191
Accrued expenses	5,636	8,713
Deferred revenue	11,954	10,629
Operating lease liabilities	2,153	2,016
Total current liabilities	21,717	22,549
Operating lease liabilities, net of current portion	3,439	3,929
Deferred revenue, net of current portion	9,528	8,571
Deferred income taxes	2,231	2,441
Contingent consideration	15,500	—
Total liabilities	52,415	37,490
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,630,883 shares and 32,519,023 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	35	33
Additional paid-in capital	349,530	334,692
Accumulated other comprehensive income	858	1,365
Accumulated deficit	(194,064)	(170,599)
Total stockholders' equity	156,359	165,491
Total liabilities and stockholders' equity	$208,774	$202,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$10,266	$9,595	$17,499	$16,617
Service revenue	3,681	2,354	6,439	4,594
Contract revenue	100	145	100	370
Total revenue	14,047	12,094	24,038	21,581
Cost of revenue:
Product cost of revenue	4,732	4,800	7,942	8,586
Service cost of revenue	1,823	1,448	3,601	2,718
Contract cost of revenue	74	52	74	99
Total cost of revenue	6,629	6,300	11,617	11,403
Gross profit	7,418	5,794	12,421	10,178
Operating expenses:
Research and development	6,381	5,525	12,171	10,923
Selling, general and administrative	14,597	11,208	26,498	23,211
Total operating expenses	20,978	16,733	38,669	34,134
Loss from operations	(13,560)	(10,939)	(26,248)	(23,956)
Other income, net:
Interest income	1,133	1,689	2,862	2,706
Interest expense	—	—	—	(551)
Other (expense) income, net	(190)	(167)	(218)	(200)
Total other income, net	943	1,522	2,644	1,955
Loss from operations before income taxes	(12,617)	(9,417)	(23,604)	(22,001)
Benefit for income taxes	69	71	139	122
Net loss	$(12,548)	$(9,346)	$(23,465)	$(21,879)
Net loss per share
Basic and diluted	$(0.37)	$(0.29)	$(0.70)	$(0.68)
Weighted average common shares outstanding
Basic and diluted	34,061,933	32,199,156	33,386,413	32,083,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,548)	$(9,346)	$(23,465)	$(21,879)
Other comprehensive income (loss)
Foreign currency translation adjustment	(125)	(57)	(495)	234
Unrealized gain (loss) on marketable securities, net of tax of $0	3	112	(12)	112
Total other comprehensive income (loss)	$(122)	$55	$(507)	$346
Comprehensive loss	$(12,670)	$(9,291)	$(23,972)	$(21,533)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893
Issuance of common stock upon exercise of stock options	57,610	—	97	—	—	97
Stock-based compensation expense	—	—	3,096	—	—	3,096
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	67,292	—	326			326
Vesting of restricted stock units	84,713	—	—	—	—	—
Net loss	—	—	—	—	(12,548)	(12,548)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Unrealized gains on marketable securities	—	—	—	3	—	3
Balances at June 30, 2024	34,630,883	$35	$349,530	$858	$(194,064)	$156,359

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612
Issuance of common stock upon exercise of stock options	166,226	—	301	—	—	301
Stock-based compensation expense	—	—	2,578	—	—	2,578
Issuance of common stock upon ESPP purchase	45,082	—	259	—	—	259
Vesting of restricted stock units	54,036	—	—	—	—	—
Net loss	—	—	—	—	(9,346)	(9,346)
Foreign currency translation adjustments	—	—	—	(57)	—	(57)
Unrealized gains on marketable securities	—	—	—	112	—	112
Balances at June 30, 2023	32,326,861	$32	$329,361	$1,144	$(156,078)	$174,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,465)	$(21,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,832	1,239
Stock-based compensation expense	5,739	4,744
Noncash interest expense and loss on extinguishment of debt	—	523
Provision for inventory obsolescence	229	38
Net amortization of premiums and accretion of discounts on marketable securities	(87)	—
Loss on disposal of property and equipment	28	—
Provision for credit losses	190	108
Change in fair value of contingent consideration	—	231
Deferred income tax	(138)	(122)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(1,260)	(376)
Inventory	(3,073)	(1,680)
Prepaid expenses and other current assets	740	(274)
Other long-term assets	35	(58)
Accounts payable and accrued expenses	(1,443)	(918)
Deferred revenue	(1,698)	278
Right-of-use operating lease assets	962	741
Operating lease liabilities	(988)	(682)
Other long-term liabilities	—	(442)
Net cash used in operating activities	(22,397)	(18,529)
Cash flows from investing activities:
Purchases of property and equipment	(256)	(1,505)
Purchases of marketable securities	(30,208)	(19,616)
Acquisition of RedWave Technology, net of cash acquired	(44,783)	—
Proceeds from sales and maturities of marketable securities	24,356	—
Net cash used in investing activities	(50,891)	(21,121)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(996)	(530)
Proceeds from issuance of common stock	485	648
Repayment of notes payable	—	(15,000)
Payments for contingent consideration	(417)	(900)
Net cash used in financing activities	(928)	(15,782)
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	6
Net decrease in cash, cash equivalents and restricted cash	(74,230)	(55,426)
Cash, cash equivalents and restricted cash at beginning of period	121,212	188,593
Cash, cash equivalents and restricted cash at end of period	$46,982	$133,167
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$—	$48
Transfers of inventory to property and equipment	$589	$195
Fair value of common stock issued for acquisition of RedWave Technology	$8,616	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,811	$132,996
Restricted cash included in other long-term assets	171	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$46,982	$133,167

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

Acquisition

The Company acquired CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), located in Danbury, Connecticut in April 2024. RedWave is a leading provider of portable FTIR spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR (Fourier Transform Infrared), an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides the Company with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave bolsters the Company’s desktop portfolio with a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications. See Note 13, Acquisition, for further information.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $23.5 million for the six months ended June 30, 2024 and $36.4 million for the year ended December 31, 2023. As of June 30, 2024, the Company had an accumulated deficit of $194.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 and statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been made. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, RedWave, 908 Devices (Shanghai) Technology Co., Ltd. and 908 Devices GmbH. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions, fair value of contingent consideration, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the impact of inflation and changes in interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2024, no customer represented 10% or more of total revenue. For the comparable three months ended June 30, 2023, three customers represented 13%, 12% and 10% of total revenue, respectively. For the six months ended June 30, 2024, one customer represented 10% of total revenue, respectively. For the comparable six months ended June

30, 2023, one customer represented 14% of total revenue. As of June 30, 2024, one customer accounted for 14% of gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of gross accounts receivable.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of not being collected. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity, and relevant available forward-looking information. Amounts deemed uncollectible are charged or written-off against the reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balances at beginning of period	$420	$25	$395	$25
Current period change for expected credit loss	165	108	190	108
Deduction / recoveries collected	—	—	—	—
Balances at end of period	$585	$133	$585	$133

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

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the six months ended June 30, 2024. The Company purchased a total of approximately $30.2 million of U.S. treasury securities for the six months ended June 30, 2024 and all marketable securities mature in one year or less.

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges in the reporting period in which the impairment is determined.

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment, in the fourth quarter of every fiscal year. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of its reporting unit is less than its carrying amount, a quantitative impairment test will be required. The quantitative goodwill impairment test requires management to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of June 30, 2024 or December 31, 2023.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liability related to product and service revenue is deferred revenue, which consists of customer deposits and upfront payments but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue.

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Six Months Ended June 30,
	2024	2023
Balances at beginning of period	$19,200	$16,510
Recognition of revenue included in balance at beginning of the period	(5,494)	(3,811)
Deferred revenue acquired, net of revenue recognized	3,625	—
Revenue deferred during the period, net of revenue recognized	4,151	6,589
Balances at end of period	$21,482	$19,288

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	June 30,	December 31,
	2024	2023
Deferred revenue expected to be recognized in:
One year or less	$11,954	$10,629
One to two years	5,204	5,080
Three years and beyond	4,324	3,491
	$21,482	$19,200

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s product and service revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product and service revenue:
Device sales revenue	$8,643	$7,959	$14,104	$13,042
Recurring revenue	5,304	3,990	9,834	8,169
Total product and service revenue	13,947	11,949	23,938	21,211
Contract revenue	100	145	100	370
Total revenue	$14,047	$12,094	$24,038	$21,581

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Handheld revenue:
Device sales revenue	$7,759	$6,503	$12,349	$10,249
Recurring revenue	3,336	2,319	6,169	4,745
Total handheld revenue	11,095	8,822	18,518	14,994
Desktop revenue:
Device sales revenue	884	1,456	1,746	2,793
Recurring revenue	1,968	1,671	3,674	3,424
Total desktop revenue	2,852	3,127	5,420	6,217
Total product and service revenue	$13,947	$11,949	$23,938	$21,211

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Government	$11,101	$8,812	$18,528	$14,992
Pharmaceutical/Biotechnology	2,776	3,106	5,322	6,158
Academia and other	70	31	88	61
Total product and service revenue	$13,947	$11,949	$23,938	$21,211

The following table disaggregates the Company’s product and service revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$10,824	$7,857	$18,091	$14,350
Europe, Middle East and Africa	2,712	3,954	4,774	5,942
Asia Pacific	498	221	868	797
Americas other	13	62	305	492
	$14,047	$12,094	$24,038	$21,581

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$23,694	$—	$—	$23,694
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	30,572	—	30,572
Total assets measured at fair value	$23,694	$30,572	$—	$54,266
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	15,500	15,500
Total liabilities measured at fair value	$—	$—	$15,500	$15,500

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,165	$—	$—	$94,165
Cash equivalents - U.S. Treasury securities	—	4,964	—	4,964
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	24,641	—	24,641
Total assets measured at fair value	$94,165	$29,605	$—	$123,770
Other current liabilities:
Acquisition-related contingent consideration	—	—	500	500
Total liabilities measured at fair value	$—	$—	$500	$500

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2024 or 2023.

Marketable Securities

U.S. Treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Contingent Consideration

The Company recognizes acquisition-related contingent consideration which represents the estimated fair value of future payments or issuance of the Company’s common stock to the former owners of an acquired entity as part of certain transactions. Acquisition-related contingent consideration is measured and reported at fair value using the Monte Carlo simulation method or probability weighted scenario based on the unobservable inputs, which are significant to the fair value and classified with Level 3 of the fair value hierarchy.

For the acquisition of TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022, the amount is contingent based on the acquired business’ performance for the milestones ranging from the date of acquisition to June 30, 2024. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility of the common stock price of the Company, and discount rates. The sellers in the Trace acquisition achieved two of three milestones under the share purchase and transfer agreement, and accordingly the Company paid the sellers $0.5 million in August 2023 and $0.5 million in February 2024. During the fourth quarter of 2023, the probability weighted fair value of the remaining future earnout related to the Trace acquisition was determined to be zero and the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero. During the second quarter of 2024, the sellers did not meet the last milestone and the measurement period for the milestone ended on June 30, 2024.

For the acquisition of RedWave in April 2024, the amount is contingent based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026. The fair value of the contingent consideration is estimated using a Monte Carlo simulation, utilizing revenue volatility rate of 30% and discount rate of 26.5%.

The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2023	$500
Acquisition date fair value of contingent consideration - earnout	15,500
Contingent consideration payment	(500)
Balance as of June 30, 2024	$15,500

Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$30,570	$2	$—	$—	$30,572

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$24,628	$13	$—	$—	$24,641

The Company purchased a total of approximately $30.2 million of U.S. treasury securities for the six months ended June 30, 2024. The U.S. treasury securities that matured during the six months ended June 30, 2024 were approximately $24.4 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.8 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$12,437	$11,294
Work-in-progress	1,671	1,717
Finished goods	4,481	1,927
	$18,589	$14,938

During the six months ended June 30, 2024 and 2023, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $0.6 million and $0.2 million, respectively.

6. Goodwill and Intangible Assets, net

Goodwill

As of June 30, 2024, the carrying amount of goodwill was $40.2 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

	Six Months Ended June 30,
	2024	2023
Balances at beginning of period	$10,367	$10,050
Goodwill acquired	30,160	—
Foreign currency impact	(307)	135
Balances at end of period	$40,220	$10,185

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	June 30, 2024
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$5,642	$(841)	$160	$4,961
Developed Technology	43,047	(1,087)	254	42,214
Software	254	(147)	15	122
Trade Name	61	(58)	(2)	1
	$49,004	$(2,133)	$427	$47,298

	December 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(580)	$240	$2,802
Developed Technology	4,967	(487)	395	4,875
Software	254	(108)	18	164
Trade Name	61	(45)	3	19
	$8,424	$(1,220)	$656	$7,860

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product cost of revenue	$530	$107	$637	$213
Selling, general and administrative expenses	163	112	276	224
	$693	$219	$913	$437

Estimated future amortization expense for the intangible assets as of June 30, 2024 are as following (in thousands):

2024	$1,853
2025	3,700
2026	3,628
2027	3,623
2028	3,623
Thereafter	30,871
$47,298

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$3,026	$5,994
Accrued warranty	847	942
Accrued professional fees	1,110	560
Contingent consideration	—	500
Accrued other	653	717
	$5,636	$8,713

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Accrual balance at beginning of period	$942	$1,119
Provision for new warranties	539	341
Settlements and adjustments made during the period	(634)	(606)
Accrual balance at end of period	$847	$854

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

9. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2024, and December 31, 2023, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the six months ended June 30, 2024 and 2023, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2024	2023
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,861,922	2,499,439
Performance stock units	105,878	53,794
Restricted stock units	2,672,003	1,867,917
	5,732,506	4,513,853

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$202	$140	$373	$255
Research and development expenses	900	732	1,649	1,327
Selling, general and administrative expenses	1,994	1,706	3,717	3,162
	$3,096	$2,578	$5,739	$4,744

As of June 30, 2024, there was $19.2 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.7 years.

In March 2023, 53,794 performance-based restricted stock units, (“Market Condition Based PSUs”) was granted under the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”) to the Company’s chief executive officer. The vesting of the shares underlying the Market Condition Based PSUs is subject to the achievement of stock price levels pre-established by the compensation committee of the Company’s board of directors at the grant date. The Market Condition Based PSUs are subject to the market and service conditions and valued using the Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the estimated dividend yield. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the market condition based PSUs. The performance period of the Market Condition Based PSUs represents the period of time between the grant date and the end of the performance period. Expected volatility is based on historical data of the peers and certain indices over the most recent time period equal to the performance period.

In May 2024, 52,084 performance-based restricted stock units, (“Performance Condition Based PSUs”) were granted under the 2020 Plan to employees. Each Performance Condition Based PSU is equivalent in value to one share of the Company’s common stock and related to revenue targets for the period up to April 2026.

The maximum payout percentage for all performance-based restricted stock units, including Market Condition Based PSUs and Performance Condition Based PSUs, granted by the Company is 100%.

As of June 30, 2024, there was $0.3 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 1.6 years.

11. Leases

The Company’s primary operating lease obligations consists of various leases for office space in Massachusetts, Connecticut, North Carolina and Braunschweig, Germany.

In April 2024, the Company acquired an operating lease agreement (the “Danbury Lease”) in Danbury, Connecticut as a part of the acquisition of RedWave. The Company entered into an amendment in June 2024 to the Danbury lease (the “Amended Danbury Lease”). Under the Amended Danbury Lease, the Company included an additional 9,000 square feet, representing its currently occupied space on the first floor, for a total of approximately 38,000 square feet and extended the term of the Danbury lease for a new ten-year term. The Amended Danbury Lease is accounted for as a lease modification, which resulted in two new separate operating leases which are the original lease space (the “first floor lease”) and the expanded space (the “third floor lease”). The lease term of the first floor lease commenced in June 2024, which was the point at which the Company obtained control of the leased premises. On the commencement date the Company recorded a right-of-use asset and lease liability of $0.6 million, respectively, and is accounted for as an operating lease. In August 2024, the Company obtained control of the expanded space under the third floor lease, and with occupancy began the term of 10 years.

For additional information, read Note 14, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2023.

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$584	$485	$1,185	$969
Short-term lease cost	31	16	51	32
Variable lease cost	42	27	77	54
	$657	$528	$1,313	$1,055

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,219	$961
Operating lease liabilities arising from obtaining right-of-use assets	$644	$3,014

The weighted-average remaining lease term and discount rate were as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	4.46	3.96
Weighted-average discount rate - operating leases	8.2%	8.4%

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

Future annual minimum lease payments under operating leases as of June 30, 2024 are as follows (in thousands):

2024	$1,256
2025	2,071
2026	650
2027	675
2028	608
Thereafter	1,446
Total future minimum lease payments	6,706
Less: imputed interest	(1,114)
Total operating lease liabilities	$5,592

12. Commitments and Contingencies

Royalty Arrangements

The Company has entered into royalty arrangements with two parties whereby the Company owes low- to mid-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies. Royalty obligations are expensed when incurred or over the minimum royalty periods and have not been material.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the six months ended June 30, 2024 and 2023, the Company made $0.4 million and $0.3 million, respectively, in contributions to the plan.

Contingent Consideration – Earnouts and Pension liabilities

Earnouts and Pension liabilities from acquisition of Trace Analytics GmbH

The Company agreed to pay three milestone based earnouts under the purchase agreement to acquire Trace (now 908 Devices GmbH) in August 2022 for the total potential payout of $2.0 million. Milestones were based on target revenues, and technical integration of 908 Devices GmbH (formerly Trace) systems and knowledge, and ranged from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration in connection with pension obligations to be transferred post-closing.

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

Earnouts from acquisition of RedWave Technology

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration to the Beneficial Sellers in connection with the acquisition of RedWave, based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026, as set forth in more detail the Purchase Agreement. If the earnout revenue achieved during the period is at least $37 million, the Company will be obligated to issue at least 1,000,000 contingent shares, which number of contingent shares will be increased based on the amount of earnout revenue achieved during the period, up to a maximum of 4,000,000 contingent shares for earnout revenue equal to or greater than $45 million. The earnout revenue also may include certain qualified bookings credit, as defined in the Purchase Agreement, for certain RedWave products in the event that earnout revenue is otherwise above $37 million. No contingent shares will be issued if the earnout revenue achieved during the period is less than $37 million. See Note 3, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024.

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

13. Acquisition

Acquisition of RedWave Technology

On April 29, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with RedWave, CAM3 HoldCo, LLC, a Connecticut limited liability company (“Seller Entity”), each of the holders of outstanding equity interests of Seller Entity (the “Beneficial Sellers”), and the other parties thereto, pursuant to which the Company purchased all of the outstanding equity interests of RedWave. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration is subject to additional working capital, cash, debt, and transaction expense adjustments. Approximately $4.5 million of the cash consideration was placed into an indemnification escrow account until April 29, 2025 to settle certain claims for indemnification for breaches or inaccuracies in RedWave’s representations and warranties, covenants, and agreements. The transaction closed on April 29, 2024, at which time RedWave became a wholly-owned subsidiary of the Company.

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration (see Note 12).

The Company has accounted for the acquisition of RedWave as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of RedWave have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their estimated fair values as of April 29, 2024. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, goodwill and among other items. The completion of the valuation will occur no later than one year from the acquisition date.

Fair Value of Net Assets Acquired

The following table presents the preliminary allocation of the consideration paid on the acquisition date for the RedWave transaction (amounts in thousands):

Consideration Transferred:
Cash paid	$45,000
Fair value of common stock shares issued (1)	8,616
Contingent consideration - earnout	15,500
Total consideration transferred	$69,116

Assets acquired and liabilities assumed:
Cash and cash equivalents	$217
Accounts receivable	950
Inventory	1,416
Prepaid expenses and other current assets	50
Property and equipment	328
Identifiable Intangible assets
Customer Relationships	2,500
Developed Technology	38,080
Goodwill	30,160
Operating lease right-of-use assets	29
Accounts payable, accrued expenses and other current liabilities	(596)
Deferred revenue	(3,989)
Operating lease liabilities	(29)
Total	$69,116
(1)	The share consideration component of the estimated purchase price consideration is computed on the basis of 1,497,171 shares issued and the Company’s common share closing price of $5.755 on April 29, 2024.

The excess of the purchase price over the fair value of the acquired business's net assets represents cost and revenue synergies specific to the Company and RedWave, and has been allocated to goodwill, which is not tax deductible.

The fair value of RedWave’s technology-based intangible assets were determined using the multi-period excess earnings method which measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject assets, commonly referred to as contributory asset charges. Under this method, the value of an asset is a function of several components, including the forecasted revenue, earnings generated by the asset, expected economic life of the asset, contributory asset charges and a discount rate. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2 for the amortization periods.

The results of RedWave’s operations have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. RedWave contributed $3.1 million in revenue during the six months ended June 30, 2024. The Company has not disclosed RedWave’s net income or loss since the acquisition date because the RedWave business is fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine these amounts.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and RedWave. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on January 1, 2023, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (unaudited)	$14,733	$14,105	$28,992	$27,913
Pre-tax loss (unaudited)	$(11,641)	$(11,003)	$(23,014)	$(25,127)

Supplemental pro forma pre-tax loss for the three and six months ended June 30, 2024 were adjusted to exclude $2.0 million and $2.2 million of acquisition-related costs, respectively, and include additional $0.2 million and $1.0 million of intangible amortization costs, respectively. 2023 supplemental pro forma earnings were adjusted to include $2.0 million and $2.2 million of acquisition-related costs, respectively, and $0.7 million and $1.4 million of intangible amortization costs, respectively.

14. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment in different geographies (see Note 2). Long-lived assets by geography are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Long-lived assets(1) by country:
United States	$8,706	$9,014
All other countries	754	561
Total long-lived assets	$9,460	$9,575
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

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

Overview

We have developed an innovative suite of purpose-built handheld and desktop devices for point-of-need chemical analysis. Leveraging complementary analytical technologies including our proprietary mass spectrometry, or Mass Spec, microfluidics, and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in forensics, bioprocessing, pharma/biopharma, life science research and adjacent markets.

We create simplified measurement devices that our customers can use as accurate tools where and when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide will accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. First responders also utilize our handheld devices to detect and identify thousands of hazardous bulk materials. Our desktop devices are accelerating development and production of biotherapeutics by identifying and quantifying extracellular species in bioprocessing critical to cell health and productivity. They sit alongside or are directly connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, ThreatID, ProtectIR, XplorIR, Rebel, ZipChip Interface, Maverick, Maven and related sampling devices.

On April 29, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), CAM3 HoldCo, LLC, a Connecticut limited liability company (“Seller Entity”), each of the holders of outstanding equity interests of Seller Entity (the “Beneficial Sellers”), and the other parties thereto, pursuant to which the Company purchased all of the outstanding equity interests of RedWave, and the transaction closed on the same day. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration is subject to additional working capital, cash, debt, and transaction expense adjustments. RedWave is a leading provider of portable FTIR spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR (Fourier Transform Infrared), an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides the Company with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave bolsters the Company’s desktop portfolio with a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $24.0 million and $21.6 million for the six months ended June 30, 2024 and 2023, respectively, and incurred net losses of $23.5 million and $21.9 million for those same periods. As of June 30, 2024, we had an accumulated deficit of $194.1 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, including expanding our sales teams as we grow, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Challenging capital market conditions and the limited availability of financing alternatives, together with inflationary and interest rates pressures, may contribute to more cautious spending by our customers. Certain of our pharmaceutical and biotechnology customers, including bioprocessing customers, may evaluate their inventory levels, cash on hand and path to profitability, and institute cost controls and take other actions to reduce or delay purchases of our products and services. We cannot accurately predict the full impact of current macroeconomic factors on the budgets and capital expenditures of our customers, or the timing of the normalization of customer purchasing patterns.

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

We plan to grow our device sales in the coming years through multiple strategies including expanding our sales efforts domestically and globally and continuing to enhance the underlying technology and applications for bioprocessing and life sciences research related to our Maverick, Rebel, ZipChip Interface, and Maven and related sampling devices. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing our devices and enabling our customers to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our devices and consumables.

Our sales process varies considerably depending upon the type of customer to whom we are selling. Our handheld device orders relate to our MX908, ThreatID, ProtectIR, and XplorIR, as well as components for the Aerosol and Vapor Chemical Agent Detectors (“AVCAD”) sold to our channel partner. Historically, our handheld devices have been used by municipal, state, federal and foreign governments and governmental agencies. Our sales process with government customers is often long and involves multiple levels of approvals, testing and, in some cases, trials. Device orders from a government customer are typically large orders and can be impacted by the timing of their capital budgets. As a result, the revenue for our handheld devices can vary significantly from period-to-period and has been and may continue to be concentrated in a small number of customers in any given period.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 41% and 39% of total product and service revenue for the six months ended June 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Revenue from the sales of consumables will vary by type of device. We expect that recurring revenue as a percentage of the original device price to be higher for our desktop devices (Rebel, ZipChip Interface, Maverick, Maven and related sampling devices) than for our handheld devices (MX908, ThreatID, ProtectIR, and XplorIR). While we sell single-use swab samplers for MX908 to be used in liquid and solid materials analysis, there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, and XplorIR do not have consumables. Rebel and ZipChip

Interface require consumables kits for all areas of operations. Currently, Rebel customers, who are actively utilizing the device, are consuming on average approximately half a 200-sample kit per month; however, Rebel is a relatively new product and purchasing patterns related to our consumables kits are evolving. We expect that the number of kits sold per month will vary over the short term. In time, we expect Rebel consumables kits sales to become more consistent as our installed base grows and our customers establish usage patterns. At maximum potential capacity, with continuous operation, the Rebel can consume approximately one 200-sample kit per day. Maverick devices require consumables, probes and standards for all areas of operations. Maven and related sampling devices require consumable sets of buffers, probes and biosensors for all areas of operations.

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

During the six months ended June 30, 2024 and 2023, our product placements (units recognized as revenue) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product Placements:
Handheld	143	107	196	169
Desktop	10	15	18	31

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	June 30,
	2024	2023
Cumulative Product Placements:
Handheld	2,618	2,189
Desktop	449	401

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 59% and 61% of our product and service revenue for the six months ended June 30, 2024 and 2023, respectively. Recurring revenue accounted for 41% and 39% of our product and service revenue for the six months ended June 30, 2024 and 2023, respectively.

Our current device offerings include:

●	Handheld devices— MX908 ThreatID, ProtectIR, XplorIR and AVCAD components; and
●	Desktop devices—Rebel and ZipChip Interface, Maverick, and Maven and related sampling devices.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to one customer during the six months ended June 30, 2024 and 2023, respectively.

During the three and six months ended June 30, 2024 and 2023, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product and service revenue:
Device sales revenue	$8,643	$7,959	$14,104	$13,042
Recurring revenue	5,304	3,990	9,834	8,169
Total product and service revenue	13,947	11,949	23,938	21,211
Contract revenue	100	145	100	370
Total revenue	$14,047	$12,094	$24,038	$21,581

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Government	$11,101	$8,812	$18,528	$14,992
Pharmaceutical/Biotechnology	2,776	3,106	5,322	6,158
Academia and other	70	31	88	61
Total product and service revenue	$13,947	$11,949	$23,938	$21,211

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

We recognized an income tax benefit of $0.1 million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively. The income tax benefit recognized during the six months ended June 30, 2024 and 2023, primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$10,266	$9,595	$671
Service revenue	3,681	2,354	1,327
Contract revenue	100	145	(45)
Total revenue	14,047	12,094	1,953
Cost of revenue:
Product cost of revenue	4,732	4,800	(68)
Service cost of revenue	1,823	1,448	375
Contract cost of revenue	74	52	22
Total cost of revenue	6,629	6,300	329
Gross profit	7,418	5,794	1,624
Operating expenses:
Research and development	6,381	5,525	856
Selling, general and administrative	14,597	11,208	3,389
Total operating expenses	20,978	16,733	4,245
Loss from operations	(13,560)	(10,939)	(2,621)
Other income (expense):
Interest income	1,133	1,689	(556)
Other income (expense), net	(190)	(167)	(23)
Total other income, net	943	1,522	(579)
Loss from operations before income taxes	(12,617)	(9,417)	(3,200)
Benefit for income taxes	69	71	(2)
Net loss	$(12,548)	$(9,346)	$(3,202)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$10,266	$9,595	$671	7%
Product cost of revenue	4,732	4,800	(68)	(1)%
Gross profit	$5,534	$4,795	$739	15%
Gross profit margin	54%	50%	4%

Product revenue increased by $0.7 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily related to $2.6 million in product revenue from our recently acquired FTIR products, offset in part by a $1.2 million decrease in MX908 related handheld product revenue, mainly due to a decrease in device placements, as well as a $0.7 million decrease in desktop product revenue, mainly due to five fewer desktop device placements for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Product cost of revenue decreased by $0.1 million, or 1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in product cost of revenue was primarily related to an increase in production resulting in a $0.7 million increase in labor and overhead absorption for the three months ended June 30, 2024, as well as $0.2 million in lower warranty costs, offset in part by $0.4 million in higher intangible amortization and $0.3 million in higher personnel related costs, partly related to our RedWave acquisition.

Product gross profit increased by $0.7 million, or 15%, and gross profit margin increased by four percentage points for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in product gross profit was primarily due to favorable timing of production and lower warranty costs, but also due to the increase in product revenues.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service revenue	$3,681	$2,354	$1,327	56%
Service cost of revenue	1,823	1,448	375	26%
Gross profit	$1,858	$906	$952	105%
Gross profit margin	50%	38%	12%

Service revenue increased by $1.3 million, or 56%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and our recently acquired FTIR products, and to a lesser extent, an increase in handheld training revenue.

Service cost of revenue increased by $0.4 million, or 26%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in service cost of revenue was primarily related to a $0.2 million increase in material costs and contract trainers used to support the higher handheld training revenue, but also due to a $0.2 million increase in personnel and other operating costs primarily related to our RedWave acquisition.

Service gross profit increased by 105% and gross profit margin increased by 12% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Contract

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Contract revenue	$100	$145	$(45)	(31)%
Contract cost of revenue	74	52	22	42%
Gross profit	$26	$93	$(67)	(72)%
Gross profit margin	26%	64%	(38)%

Contract revenue decreased by less than $0.1 million, or 31%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. During the three months ended June 30, 2024 we recognized contract revenue with a new commercial entity. The contract revenue for the three months ended June 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023.

Contract cost of revenue increased by 42% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to the level of labor and materials incurred related to our new contract revenue with a commercial entity, compared to the lower costs incurred in our contract during the three months ended June 30, 2023.

Contract gross profit decreased by $0.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the reduced level of funding to cover costs in our new contract compared to our prior arrangement during the three months ended June 30, 2023.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$6,381	$5,525	$856	15%
Percentage of total revenue	45%	46%

Our research and development expenses were $6.4 million for the three months ended June 30, 2024, an increase of $0.9 million from research and development expenses of $5.5 million for the three months ended June 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.3 million increase in personnel and related costs, a $0.2 million increase in stock-based compensation, a $0.1 million increase in project spend related to materials and consulting, and a $0.2 million increase in depreciation and occupancy related expenses, mainly related to our facility in North Carolina.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$14,597	$11,208	$3,389	30%
Percentage of total revenue	104%	93%

Our selling, general and administrative expenses were $14.6 million for the three months ended June 30, 2024, an increase of $3.4 million from selling, general and administrative expenses of $11.2 million for the three months ended June 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $2.1 million increase in investment bank, legal and accounting fees primarily related to our acquisition of RedWave, $0.6 million increase in salaries and related costs, a $0.3 million increase in stock-based compensation, a $0.2 million increase in travel and related costs and a $0.2 million increase in marketing and related costs.

Other Income

Interest income

Interest income decreased by $0.6 million for the three months ended June 30, 2024 from $1.7 million for the three months ended June 30, 2023. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, mainly due to the use of cash with the RedWave acquisition.

Other expense, net

Other expense, net for the three months ended June 30, 2024 did not change materially from the three months ended June 30, 2023.

Benefit for Income Taxes

Benefit for income taxes was $0.1 million for the three months ended June 30, 2024, relatively unchanged from the three months ended June 30, 2023, and resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$17,499	$16,617	$882
Service revenue	6,439	4,594	1,845
Contract revenue	100	370	(270)
Total revenue	24,038	21,581	2,457
Cost of revenue:
Product cost of revenue	7,942	8,586	(644)
Service cost of revenue	3,601	2,718	883
Contract cost of revenue	74	99	(25)
Total cost of revenue	11,617	11,403	214
Gross profit	12,421	10,178	2,243
Operating expenses:
Research and development	12,171	10,923	1,248
Selling, general and administrative	26,498	23,211	3,287
Total operating expenses	38,669	34,134	4,535
Loss from operations	(26,248)	(23,956)	(2,292)
Other income, net:
Interest income	2,862	2,706	156
Interest expense	—	(551)	551
Other (expense) income, net	(218)	(200)	(18)
Total other income, net	2,644	1,955	689
Loss from operations before income taxes	(23,604)	(22,001)	(1,603)
Benefit for income taxes	139	122	17
Net loss	$(23,465)	$(21,879)	$(1,586)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$17,499	$16,617	$882	5%
Product cost of revenue	7,942	8,586	(644)	(8)%
Gross profit	$9,557	$8,031	$1,526	19%
Gross profit margin	55%	48%	7%

Product revenue increased by $0.9 million, or 5%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily related to $2.6 million in product revenue from our recently acquired FTIR products and $1.5 million related to component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract. These increases were offset in part by a $2.1 million decrease in MX908 related handheld product revenue, mainly due to fewer device placements, as well as a $1.1 million decrease in desktop product revenue, mainly due to 13 fewer desktop device placements, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Product cost of revenue decreased by $0.6 million, or 8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in product cost of revenue was primarily related to an increase in production resulting in a $1.3 million increase in labor and overhead absorption and a $0.8 million decrease in materials and supplies consumed in production related activities, for the six months ended June 30, 2024, offset in part by $0.5 million in higher costs related to the higher product volume, $0.4 million in higher amortization of intangibles and $0.6 million in higher personnel related costs.

Product gross profit increased by $1.5 million, or 19%, and gross profit margin increased by seven percentage points for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in product gross profit was primarily due to favorable timing of production and lower material costs, but also due to favorable channel mix for the six months ended June 30, 2024.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service revenue	$6,439	$4,594	$1,845	40%
Service cost of revenue	3,601	2,718	883	32%
Gross profit	$2,838	$1,876	$962	51%
Gross profit margin	44%	41%	3%

Service revenue increased by $1.8 million, or 40%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to lesser extent, our recently acquired FTIR products, as well as an increase in handheld training revenue and handheld service upgrades.

Service cost of revenue increased by $0.9 million, or 32%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in service cost of revenue was primarily related to a $0.5 million increase in material costs and contract trainers used to support the higher handheld training revenue, but also due to a $0.4 million increase in personnel and other operating costs, partly related to our RedWave acquisition.

Service gross profit increased by 51% , and gross profit margin increased by three percentage points for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in in service volume related to training and extended service contracts, leveraging our investments in personal and service infrastructure.

Contract

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Contract revenue	$100	$370	$(270)	(73)%
Contract cost of revenue	74	99	(25)	(25)%
Gross profit	$26	$271	$(245)	(90)%
Gross profit margin	26%	73%	(47)%

Contract revenue decreased by $0.3 million, or 73%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. During the six months ended June 30, 2024 we recognized contract revenue with a new commercial entity. Contract revenue for the six months ended June 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023.

Contract cost of revenue decreased by 25% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to the lower contract revenue and related costs to perform under the contract during the six months ended June 30, 2024.

Contract gross profit decreased by $0.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the reduced level of funding and the lower gross profit with our new contract compared to our prior arrangement during the six months ended June 30, 2023.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$12,171	$10,923	$1,248	11%
Percentage of total revenue	51%	51%

Our research and development expenses were $12.2 million for the six months ended June 30, 2024, an increase of $1.2 million from research and development expenses of $10.9 million for the six months ended June 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.6 million increase in personnel and related costs, a $0.3 million increase in stock-based compensation, and a $0.4 million increase in depreciation and occupancy related expenses, mainly related to our facility in North Carolina.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$26,498	$23,211	$3,287	14%
Percentage of total revenue	110%	108%

Our selling, general and administrative expenses were $26.5 million for the six months ended June 30, 2024, an increase of $3.3 million from selling, general and administrative expenses of $23.2 million for the six months ended June 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $2.5 million increase in banker, legal and accounting fees, mainly related to our acquisition of RedWave, a $0.9 million increase in salaries and related costs, a $0.6 million increase in stock-based compensation and a $0.4 million increase in travel and related costs. These increases were partially offset by a $0.5 million decrease in severance and related costs, a $0.2 million decrease in valuation of contingent consideration, a $0.2 million decrease in third party commissions and a $0.1 million decrease in insurance costs.

Other Income

Interest income

Interest income increased by $0.2 million for the six months ended June 30, 2024 from $2.7 million for the six months ended June 30, 2023. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, partly due to the use of cash with the RedWave acquisition. This decrease was offset in part by higher interest rates on our interest bearing accounts during the six months ended June 30, 2024.

Interest expense

Interest expense decreased by $0.6 million for the six months ended June 30, 2024 from $0.6 million for the six months ended June 30, 2023. The decrease was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other expense, net

Other expense, net for the six months ended June 30, 2024 did not change materially from the six months ended June 30, 2023.

Benefit for Income Taxes

Benefit for income taxes was $0.1 million for the six months ended June 30, 2024, relatively unchanged from the six months ended June 30, 2023, and resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and with proceeds from an underwritten public offering in November 2021. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $77.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement with the Lender, or the Amended 2022 Revolver, in which the Lender waived its rights and remedies against the Company and amended the 2022 Revolver. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025. As of June 30, 2024, there were no balances outstanding under the Amended 2022 Revolver.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash used in operating activities	$(22,397)	$(18,529)
Cash used in investing activities	(50,891)	(21,121)
Cash used in financing activities	(928)	(15,782)
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	6
Net decrease in cash, cash equivalents and restricted cash	$(74,230)	$(55,426)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $22.4 million, primarily resulting from our net loss of $23.5 million and net cash used in changes in our operating assets and liabilities of $6.7 million, partially offset by noncash charges of $7.8 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2024, consisted primarily of a $3.1 million decrease from changes in inventory, a $1.7 million decrease from changes in deferred revenue, and a $1.4 million decrease from changes in accounts payable and accrued expenses, partially offset by a $0.7 million increase from changes in prepaid expenses and other current assets.

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

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $50.9 million, due to $44.8 million increase from the acquisition of RedWave and $30.2 million increase from purchases of marketable securities, partially offset by $24.4 million proceeds from maturities of marketable securities.

During the six months ended June 30, 2023, net cash used in investing activities was $21.1 million, due to $19.6 million in purchases of marketable securities and $1.5 million in purchases of property and equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2024 was $0.9 million, consisting primarily of $1.0 million in payments for withholding taxes on vested equity awards and $0.4 million of contingent consideration related to the release of the $0.5 million milestone paid in February 2024, partially offset by $0.5 million proceeds from issuance of common stock.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2023 Report on Form 10-K. There were no significant changes to our critical accounting policies for the six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired RedWave Technology on April 29, 2024. The financial results of RedWave Technology are included in our unaudited consolidated financial statements as of June 30, 2024 and for the quarter then ended. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include RedWave Technology. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment in the year such business is acquired.

Other than the foregoing, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024, or 2023 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2024 from those discussed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter ended June 30, 2024, other than as previously disclosed in a Current Report on Form 8-K, filed with the SEC on April 30, 2024, and as amended on July 9, 2024, which is incorporated by reference herein and summarized below.

RedWave Technology Acquisition

Pursuant to the Purchase Agreement described in Note 13, “Acquisition of RedWave Technology,” to the consolidated financial statements, on April 29, 2024, the Company issued 1,497,171 unregistered shares of common stock, par value $0.001, of the Company Common Stock to the Sellers (as defined in Note 13) as partial consideration for the Company’s acquisition of all of the outstanding equity interests of RedWave. Pursuant to the terms of the Purchase Agreement, the Company may also be required to issue up to an additional 4,000,000 unregistered shares of its common stock as contingent consideration, based on the level of achievement of the earnout milestone, as set forth in the Purchase Agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

On March 12, 2024, Kevin J. Knopp, the Company’s Chief Executive Officer, voluntarily terminated an existing trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities, which trading plan had been initially adopted on May 24, 2023. On the date of termination, Dr. Knopps’s trading plan provided for the potential sale of up to 120,000 shares of the Company’s common stock, and was scheduled to expire on the earlier of August 20, 2024 and the date when all shares under the trading plan were sold. The Company inadvertently omitted to disclose the termination of this trading plan in its Form 10-Q for the quarter ended March 31, 2024. Dr. Knopp has not subsequently entered into a new trading plan.

On May 10, 2024, Michael S. Turner, the Company’s Chief Legal and Administrative Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Turner’s trading plan provides for the potential sale of up to 83,475 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of August 13, 2025 and the date when all shares under the trading plan are sold.

On May 16, 2024, Joseph H. Griffith IV, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Griffith’s trading plan provides for the potential sale of up to 53,437 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of August 10, 2025 and the date when all shares under the trading plan are sold.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Equity Purchase Agreement, dated as of April 29, 2024, by and among 908 Devices Inc. and CAM2 Technologies, LLC (d/b/a RedWave Technology), CAM3 HoldCo, LLC, the selling parent entity, and each of the direct and indirect beneficial holders of outstanding equity interests in the selling parent entity (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on April 30,2024)

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

908 DEVICES INC.

Date: August 6, 2024	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)