Form 10-Q
period 2024-09-30
908 Devices Inc.
filed 2024-11-12
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 34,822,836 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,025	$121,041
Marketable securities	26,661	24,641
Accounts receivable, net of allowance for credit losses of $585 and $395 at September 30, 2024 and December 31, 2023	16,659	8,989
Inventory	17,833	14,938
Prepaid expenses and other current assets	2,749	4,181
Total current assets	108,927	173,790
Operating lease, right-of-use assets	7,484	6,233
Property and equipment, net	3,666	3,342
Goodwill	10,137	10,367
Intangible assets, net	46,683	7,860
Other long-term assets	1,386	1,389
Total assets	$178,283	$202,981
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,895	$1,191
Accrued expenses	7,667	8,713
Deferred revenue	13,859	10,629
Operating lease liabilities	2,297	2,016
Total current liabilities	25,718	22,549
Operating lease liabilities, net of current portion	4,882	3,929
Deferred revenue, net of current portion	11,027	8,571
Deferred income taxes	2,258	2,441
Contingent consideration	3,359	—
Total liabilities	47,244	37,490
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,712,488 shares and 32,519,023 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	35	33
Additional paid-in capital	352,795	334,692
Accumulated other comprehensive income	1,568	1,365
Accumulated deficit	(223,359)	(170,599)
Total stockholders' equity	131,039	165,491
Total liabilities and stockholders' equity	$178,283	$202,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$12,845	$12,161	$30,344	$28,778
Service revenue	3,887	2,136	10,326	6,730
Contract revenue	41	—	141	370
Total revenue	16,773	14,297	40,811	35,878
Cost of revenue:
Product cost of revenue	6,237	4,651	14,179	13,237
Service cost of revenue	2,202	1,777	5,803	4,495
Contract cost of revenue	2	—	76	99
Total cost of revenue	8,441	6,428	20,058	17,831
Gross profit	8,332	7,869	20,753	18,047
Operating expenses:
Research and development	6,788	5,537	18,959	16,460
Selling, general and administrative	13,379	11,317	39,877	34,297
Change in fair value of contingent consideration	(12,141)	104	(12,141)	335
Goodwill impairment	30,523	—	30,523	—
Total operating expenses	38,549	16,958	77,218	51,092
Loss from operations	(30,217)	(9,089)	(56,465)	(33,045)
Other income, net:
Interest income	879	1,449	3,741	4,155
Interest expense	—	350	—	(201)
Other (expense) income, net	(29)	110	(247)	(88)
Total other income, net	850	1,909	3,494	3,866
Loss from operations before income taxes	(29,367)	(7,180)	(52,971)	(29,179)
Benefit for income taxes	72	87	211	209
Net loss	$(29,295)	$(7,093)	$(52,760)	$(28,970)
Net loss per share
Basic and diluted	$(0.84)	$(0.22)	$(1.56)	$(0.90)
Weighted average common shares outstanding
Basic and diluted	34,670,638	32,345,925	33,817,613	32,171,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(29,295)	$(7,093)	$(52,760)	$(28,970)
Other comprehensive income (loss)
Foreign currency translation adjustment	683	(404)	188	(170)
Unrealized gain on marketable securities, net of tax of $0	27	248	15	360
Total other comprehensive income (loss)	$710	$(156)	$203	$190
Comprehensive loss	$(28,585)	$(7,249)	$(52,557)	$(28,780)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893
Issuance of common stock upon exercise of stock options	57,610	—	97	—	—	97
Stock-based compensation expense	—	—	3,096	—	—	3,096
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	67,292	—	326			326
Vesting of restricted stock units	84,713	—	—	—	—	—
Net loss	—	—	—	—	(12,548)	(12,548)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Unrealized gains on marketable securities	—	—	—	3	—	3
Balances at June 30, 2024	34,630,883	$35	$349,530	$858	$(194,064)	$156,359
Issuance of common stock upon exercise of stock options	41,535	—	66	—	—	66
Stock-based compensation expense	—	—	3,199	—	—	3,199
Vesting of restricted stock units	40,070	—	—	—	—	—
Net loss	—	—	—	—	(29,295)	(29,295)
Foreign currency translation adjustments	—	—	—	683	—	683
Unrealized gains on marketable securities	—	—	—	27	—	27
Balances at September 30, 2024	34,712,488	$35	$352,795	$1,568	$(223,359)	$131,039

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	$32	$323,969	$798	$(134,200)	$190,599
Issuance of common stock upon exercise of stock options	56,547	—	88	—	—	88
Stock-based compensation expense	—	—	2,166	—	—	2,166
Vesting of restricted stock units	145,123	—	—	—	—	—
Net loss	—	—	—	—	(12,532)	(12,532)
Foreign currency translation adjustments	—	—	—	291	—	291
Balances at March 31, 2023	32,061,517	$32	$326,223	$1,089	$(146,732)	$180,612
Issuance of common stock upon exercise of stock options	166,226	—	301	—	—	301
Stock-based compensation expense	—	—	2,578	—	—	2,578
Issuance of common stock upon ESPP purchase	45,082	—	259	—	—	259
Vesting of restricted stock units	54,036	—	—	—	—	—
Net loss	—	—	—	—	(9,346)	(9,346)
Foreign currency translation adjustments	—	—	—	(57)	—	(57)
Unrealized gains on marketable securities	—	—	—	112	—	112
Balances at June 30, 2023	32,326,861	$32	$329,361	$1,144	$(156,078)	$174,459
Issuance of common stock upon exercise of stock options	15,393	—	15	—	—	15
Stock-based compensation expense	—	—	2,704	—	—	2,704
Vesting of restricted stock units	29,174	—	—	—	—	—
Net loss	—	—	—	—	(7,093)	(7,093)
Foreign currency translation adjustments	—	—	—	(404)	—	(404)
Unrealized gains on marketable securities	—	—	—	248	—	248
Balances at September 30, 2023	32,371,428	$32	$332,080	$988	$(163,171)	$169,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,760)	$(28,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	30,523	—
Depreciation and amortization expense	3,245	1,979
Stock-based compensation expense	8,938	7,448
Noncash interest expense and loss on extinguishment of debt	—	206
Provision for inventory obsolescence	527	284
Net amortization of premiums and accretion of discounts on marketable securities	(86)	—
Loss on disposal of property and equipment	54	—
Provision for credit losses	190	92
Change in fair value of contingent consideration	(12,141)	335
Deferred income tax	(210)	(239)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(6,901)	(2,950)
Inventory	(2,996)	(3,841)
Prepaid expenses and other current assets	1,478	516
Other long-term assets	(6)	(210)
Accounts payable and accrued expenses	464	1,228
Deferred revenue	1,694	884
Right-of-use operating lease assets	1,493	1,222
Operating lease liabilities	(1,510)	(1,113)
Net cash used in operating activities	(28,004)	(23,129)
Cash flows from investing activities:
Purchases of property and equipment	(412)	(1,712)
Purchases of marketable securities	(40,879)	(34,258)
Acquisition of RedWave Technology, net of cash acquired	(44,783)	—
Proceeds from sales and maturities of marketable securities	38,973	4,934
Net cash used in investing activities	(47,101)	(31,036)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(1,039)	(598)
Proceeds from issuance of common stock	551	663
Repayment of notes payable	—	(15,000)
Payments for contingent consideration	(417)	(1,095)
Net cash used in financing activities	(905)	(16,030)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(14)
Net decrease in cash, cash equivalents and restricted cash	(76,016)	(70,209)
Cash, cash equivalents and restricted cash at beginning of period	121,212	188,593
Cash, cash equivalents and restricted cash at end of period	$45,196	$118,384
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$36	$—
Transfers of inventory to property and equipment	$999	$342
Fair value of common stock issued for acquisition of RedWave Technology	$8,616	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,025	$118,213
Restricted cash included in other long-term assets	171	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$45,196	$118,384

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

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $52.8 million for the nine months ended September 30, 2024 and $36.4 million for the year ended December 31, 2023. As of September 30, 2024, the Company had an accumulated deficit of $223.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 and statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The Company’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions, estimated fair value used to record impairment charges related to goodwill, fair value of contingent consideration, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the impact of inflation and changes in interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended September 30, 2024, one customer represented 21% of total revenue. For the comparable three months ended September 30, 2023, two customers represented 41% and 17% of total revenue, respectively. For the nine months ended September 30, 2024, one customer represented 10% of total revenue. For the comparable nine months ended September 30, 2023, two customers represented 22% and 11% of total revenue. As of September 30, 2024, three customers accounted for 27%, 18% and 13% of gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of gross accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balances at beginning of period	$585	$133	$395	$25
Current period change for expected credit loss	22	—	212	108
Deduction / recoveries collected	(22)	(16)	(22)	(16)
Balances at end of period	$585	$117	$585	$117

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

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the nine months ended September 30, 2024. The Company purchased a total of approximately $40.9 million of U.S. treasury securities for the nine months ended September 30, 2024 and all marketable securities mature in one year or less.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to product or service revenue as of September 30, 2024 or December 31, 2023.

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

The following is a summary of the activity of the Company’s deferred revenue related to product and service revenue (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balances at beginning of period	$19,200	$16,510
Recognition of revenue included in balance at beginning of the period	(7,562)	(5,332)
Deferred revenue acquired, net of revenue recognized	3,261	—
Revenue deferred during the period, net of revenue recognized	9,987	8,714
Balances at end of period	$24,886	$19,892

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	September 30,	December 31,
	2024	2023
Deferred revenue expected to be recognized in:
One year or less	$13,859	$10,629
One to two years	5,254	5,080
Three years and beyond	5,773	3,491
	$24,886	$19,200

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s product and service revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product and service revenue:
Device sales revenue	$10,645	$10,719	$24,739	$23,761
Recurring revenue	6,087	3,578	15,931	11,747
Total product and service revenue	16,732	14,297	40,670	35,508
Contract revenue	41	—	141	370
Total revenue	$16,773	$14,297	$40,811	$35,878

The following table presents the Company’s product and service revenue by device type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Handheld revenue:
Device sales revenue	$10,061	$9,681	$22,409	$19,929
Recurring revenue	3,917	2,067	10,086	6,813
Total handheld revenue	13,978	11,748	32,495	26,742
Desktop revenue:
Device sales revenue	584	1,039	2,330	3,832
Recurring revenue	2,170	1,510	5,845	4,934
Total desktop revenue	2,754	2,549	8,175	8,766
Total product and service revenue	$16,732	$14,297	$40,670	$35,508

Revenue based on the end-user entity type for the Company’s product and service revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Government	$13,948	$11,740	$32,476	$26,732
Pharmaceutical/Biotechnology	2,738	2,546	8,060	8,705
Academia and other	46	11	134	71
Total product and service revenue	$16,732	$14,297	$40,670	$35,508

The following table disaggregates the Company’s product and service revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$13,617	$12,417	$31,607	$26,769
Europe, Middle East and Africa	2,561	1,456	7,334	7,398
Asia Pacific	356	394	1,224	1,191
Americas other	198	30	505	520
	$16,732	$14,297	$40,670	$35,878

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The accounting guidance requires the Company to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early application is allowed. As this accounting standard update impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$21,822	$—	$—	$21,822
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	26,661	—	26,661
Total assets measured at fair value	$21,822	$26,661	$—	$48,483
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	3,359	3,359
Total liabilities measured at fair value	$—	$—	$3,359	$3,359

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,165	$—	$—	$94,165
Cash equivalents - U.S. Treasury securities	—	4,964	—	4,964
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	24,641	—	24,641
Total assets measured at fair value	$94,165	$29,605	$—	$123,770
Other current liabilities:
Acquisition-related contingent consideration	—	—	500	500
Total liabilities measured at fair value	$—	$—	$500	$500

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2024 or 2023.

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

For the acquisition of RedWave in April 2024, the amount of contingent consideration to be issued is contingent based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026. As of the acquisition date of RedWave, the fair value of the contingent consideration was estimated using a Monte Carlo simulation, utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $5.76 per share, revenue projections, an equity volatility rate of the Company of 90%, a revenue volatility rate of 30% and a discount rate of 26.5%.

As of September 30, 2024, the fair value of the contingent consideration was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $3.47 per share, revenue projections, an equity volatility rate of the Company of 75%, a revenue volatility rate of 26% and a discount rate of 19%. The fair value of contingent consideration decreased by $12.1 million, primarily due to the change in revenue projections from operating decisions made post-acquisition and sustained decreases in the Company’s publicly quoted share price during the third quarter of 2024. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2023	$500
Acquisition date fair value of contingent consideration - earnout	15,500
Decrease in fair value of contingent consideration earnouts	(12,141)
Contingent consideration payment	(500)
Balance as of September 30, 2024	$3,359

The change in the fair value of contingent consideration liability is included in loss from operations.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$26,623	$38	$—	$—	$26,661

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value

Marketable securities - U.S. Treasury securities	$24,628	$13	$—	$—	$24,641

The Company purchased a total of approximately $40.9 million of U.S. treasury securities for the nine months ended September 30, 2024. The U.S. treasury securities that matured during the nine months ended September 30, 2024 were approximately $39.0 million and none were sold before maturity. Interest earned on sales of marketable securities is $1.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$11,500	$11,294
Work-in-progress	1,894	1,717
Finished goods	4,439	1,927
	$17,833	$14,938

During the nine months ended September 30, 2024 and 2023, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $1.0 million and $0.3 million, respectively.

6. Goodwill and Intangible Assets, net

Goodwill

As of September 30, 2024, the carrying amount of goodwill was $10.1 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balances at beginning of period	$10,367	$10,050
Goodwill acquired	30,160	—
Goodwill impairment	(30,523)	—
Foreign currency impact	133	(122)
Balances at end of period	$10,137	$9,928

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization during the third quarter of 2024, the Company determined that there was a triggering event for its goodwill, definite-lived intangible assets, and other long-lived assets as of September 30, 2024.

The Company assessed the definite-lived intangible assets and other long-lived assets for impairment by comparing the undiscounted cash flows for each of these assets to their respective carrying value. The undiscounted cash flows for each of these assets was in excess of their respective carrying value and, as a result, the Company concluded that there was no impairment for these assets. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses.

In performing the quantitative assessment of goodwill, the reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 20% (reflecting the amount that would be paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluated the implied control premium by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $30.5 million noncash goodwill impairment charge for the three and nine months ended September 30, 2024. When considering a hypothetical sensitivity analysis to our goodwill assessment in future periods, should a triggering event be identified, a further 5% decline in our stock price with all other inputs being equal could result in an impairment charge of approximately $7 million.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	September 30, 2024
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$5,642	$(1,025)	$269	$4,886
Developed Technology	43,047	(1,811)	454	41,690
Software	254	(166)	19	107
Trade Name	61	(61)	—	—
	$49,004	$(3,063)	$742	$46,683

	December 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(580)	$240	$2,802
Developed Technology	4,967	(487)	395	4,875
Software	254	(108)	18	164
Trade Name	61	(45)	3	19
	$8,424	$(1,220)	$656	$7,860

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product cost of revenue	$743	$108	$1,380	$321
Selling, general and administrative expenses	187	113	463	337
	$930	$221	$1,843	$658

Estimated future amortization expense for the intangible assets as of September 30, 2024 are as following (in thousands):

2024	$928
2025	3,710
2026	3,641
2027	3,632
2028	3,632
Thereafter	31,140
$46,683

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$5,382	$5,994
Accrued warranty	896	942
Accrued professional fees	874	560
Contingent consideration	—	500
Accrued other	515	717
	$7,667	$8,713

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Accrual balance at beginning of period	$942	$1,119
Provision for new warranties	958	367
Settlements and adjustments made during the period	(1,004)	(477)
Accrual balance at end of period	$896	$1,009

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

9. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2024, and December 31, 2023, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

The Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss during the nine months ended September 30, 2024 and 2023, basic net loss per share is the same as diluted net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,820,387	2,483,790
Performance stock units	105,878	53,794
Restricted stock units	2,702,851	1,911,152
	5,721,819	4,541,439

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$223	$155	$596	$410
Research and development expenses	919	742	2,568	2,069
Selling, general and administrative expenses	2,057	1,807	5,774	4,969
	$3,199	$2,704	$8,938	$7,448

As of September 30, 2024, there was $17.4 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.5 years.

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

As of September 30, 2024, there was $0.3 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 1.4 years.

11. Leases

The Company’s primary operating lease obligations consists of various leases for office space in Massachusetts, Connecticut, North Carolina and Braunschweig, Germany.

In April 2024, the Company acquired an operating lease agreement (the “Danbury Lease”) in Danbury, Connecticut as a part of the acquisition of RedWave. The Company entered into an amendment in June 2024 to the Danbury Lease (the “Amended Danbury Lease”). Under the Amended Danbury Lease, the Company included an additional 9,000 square feet, representing its currently occupied space on the first floor, for a total of approximately 38,000 square feet and extended the term of the Danbury Lease for a new ten-year term. The Amended Danbury Lease is accounted for as a lease modification, which resulted in two new separate operating leases which are the original lease space (the “first floor lease”) and the expanded space (the “third floor lease”). The lease term of the first floor lease commenced in June 2024, which was the point at which the Company obtained control of the leased premises. On the commencement date of the first floor lease, the Company recorded a right-of-use asset and lease liability of $0.6 million, respectively, and is accounted for as an operating lease. In August 2024, the Company obtained control of the expanded space under the third floor lease, and with occupancy began the term of 10 years. On the commencement date the Company recorded a right-of-use asset and lease liability of $2.1 million, respectively, and is accounted for as an operating lease.

For additional information, read Note 14, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2023.

The components of lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$684	$579	$1,869	$1,548
Short-term lease cost	24	17	75	49
Variable lease cost	36	43	113	97
	$744	$639	$2,057	$1,694

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,882	$1,513
Operating lease liabilities arising from obtaining right-of-use assets	$2,740	$3,003

The weighted-average remaining lease term and discount rate were as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	6.01	3.96
Weighted-average discount rate - operating leases	8.1%	8.4%

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

Future annual minimum lease payments under operating leases as of September 30, 2024 are as follows (in thousands):

2024	$694
2025	2,310
2026	947
2027	973
2028	937
Thereafter	3,373
Total future minimum lease payments	9,234
Less: imputed interest	(2,055)
Total operating lease liabilities	$7,179

12. Commitments and Contingencies

Royalty Arrangements

The Company has entered into royalty arrangements whereby the Company owes low- to mid-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies. These royalties are calculated as a percent of revenue or on a per component basis, depending on the arrangement. Royalty obligations are expensed when incurred or over the minimum royalty periods and have not been material.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the nine months ended September 30, 2024 and 2023, the Company made $0.5 million and $0.4 million, respectively, in contributions to the plan.

Contingent Consideration – Earnouts and Pension liabilities

Earnouts and Pension liabilities from acquisition of Trace Analytics GmbH

The Company agreed to pay three milestone based earnouts under the purchase agreement to acquire Trace (now 908 Devices GmbH) in August 2022 for the total potential payout of $2.0 million. Milestones were based on target revenues, and technical integration of 908 Devices GmbH (formerly Trace) systems and knowledge, and ranged from the closing date of August 3, 2022 to September 30, 2024. In addition, the Company withheld $0.9 million of consideration in connection with pension obligations to be transferred post-closing.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024.

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

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their estimated fair values as of April 29, 2024. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, goodwill and among other items. The completion of the valuation will occur no later than one year from the acquisition date and no measurement period adjustments have been made since the acquisition date of April 29, 2024.

Fair Value of Net Assets Acquired

The following table presents the preliminary allocation of the consideration paid on the acquisition date for the RedWave transaction (amounts in thousands):

Consideration Transferred:
Cash paid	$45,000
Fair value of common stock shares issued (1)	8,616
Contingent consideration - earnout	15,500
Total consideration transferred	$69,116

Assets acquired and liabilities assumed:
Cash and cash equivalents	$217
Accounts receivable	950
Inventory	1,416
Prepaid expenses and other current assets	50
Property and equipment	328
Identifiable Intangible assets
Customer Relationships	2,500
Developed Technology	38,080
Goodwill	30,160
Operating lease right-of-use assets	29
Accounts payable, accrued expenses and other current liabilities	(596)
Deferred revenue	(3,989)
Operating lease liabilities	(29)
Total	$69,116
(1)	The share consideration component of the estimated purchase price consideration is computed on the basis of 1,497,171 shares issued and the closing price of the Company’s common stock on the Nasdaq Global Market of $5.755 per share on April 29, 2024, which was the date the shares were issued.

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

The results of RedWave’s operations have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. RedWave contributed $6.3 million in revenue during the nine months ended September 30, 2024. The Company has not disclosed RedWave’s net income or loss since the acquisition date because the RedWave business is fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine these amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (unaudited)	$16,773	$16,994	$45,765	$44,907
Pre-tax loss (unaudited)	$(29,996)	$(7,993)	$(52,997)	$(33,292)

Supplemental pro forma pre-tax loss for the three and nine months ended September 30, 2024 were adjusted to exclude $0.1 million and $2.3 million of acquisition-related costs, respectively, and include additional $0.7 million and $2.1 million of intangible amortization costs, respectively. 2023 supplemental pro forma earnings were adjusted to include $0.1 million and $2.3 million of acquisition-related costs, respectively, and $0.7 million and $2.1 million of intangible amortization costs, respectively.

14. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment in different geographies (see Note 2). Long-lived assets by geography are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Long-lived assets(1) by country:
United States	$10,433	$9,014
All other countries	717	561
Total long-lived assets	$11,150	$9,575
(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

15. Subsequent events

In November 2024, the Company announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company implemented an approximately 11% workforce reduction to rationalize the Company’s bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, the Company is transitioning manufacturing operations from Boston into North Carolina and Connecticut, to be completed in 2025. The Company estimates that it will incur costs in the range of $0.4 million to $0.6 million in connection with the restructuring, consisting primarily of cash expenditures related to employee severance costs.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $40.8 million and $35.9 million for the nine months ended September 30, 2024 and 2023, respectively, and incurred net losses of $52.8 million and $29.0 million for those same periods. As of September 30, 2024, we had an accumulated deficit of $223.4 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, including expanding our sales teams as we grow, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

In addition, while the United States Federal Reserve has recently begun to lower interest rates, it has over the past couple of years raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in or change in timing of sales of our products and services. The impact of future inflation and interest rate fluctuations on the results of our operations cannot be accurately predicted.

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

We are closely monitoring the ongoing military conflict between Russia and Ukraine, and the ongoing hostilities in Israel, Lebanon, and the Gaza Strip and other locations in the Middle East. Although we do not directly source any material products or supplies from Russia, Ukraine, Israel, Lebanon or the Gaza Strip, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 39% and 33% of total product and service revenue for the nine months ended September 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the nine months ended September 30, 2024 and 2023, our product placements (units recognized as revenue) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product Placements:
Handheld	178	117	374	286
Desktop	8	7	26	38

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	September 30,
	2024	2023
Cumulative Product Placements:
Handheld	2,796	2,306
Desktop	457	408

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 61% and 67% of our product and service revenue for the nine months ended September 30, 2024 and 2023, respectively. Recurring revenue accounted for 39% and 33% of our product and service revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to one customer during the nine months ended September 30, 2024 and 2023, respectively.

During the three and nine months ended September 30, 2024 and 2023, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product and service revenue:
Device sales revenue	$10,645	$10,719	$24,739	$23,761
Recurring revenue	6,087	3,578	15,931	11,747
Total product and service revenue	16,732	14,297	40,670	35,508
Contract revenue	41	—	141	370
Total revenue	$16,773	$14,297	$40,811	$35,878

Our product and service revenue is comprised of sales of our handheld and desktop devices and related consumables, accessories and service contracts to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Government	$13,948	$11,740	$32,476	$26,732
Pharmaceutical/Biotechnology	2,738	2,546	8,060	8,705
Academia and other	46	11	134	71
Total product and service revenue	$16,732	$14,297	$40,670	$35,508

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the contingent consideration obligation included in contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of comprehensive income (loss).

Goodwill impairment

Goodwill impairment is the result of the fair value of our single reporting unit being less than its carrying value. The goodwill impairment resulted from sustained decreases in our publicly quoted share price and market capitalization.

When considering a hypothetical sensitivity analysis to our goodwill assessment in future periods, could a triggering event be identified, a further 5% decline in our stock price with all other inputs being equal could result in an impairment charge of approximately $7 million.

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

We recognized an income tax benefit of $0.2 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. The income tax benefit recognized during the nine months ended September 30, 2024 and 2023, primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$12,845	$12,161	$684
Service revenue	3,887	2,136	1,751
Contract revenue	41	—	41
Total revenue	16,773	14,297	2,476
Cost of revenue:
Product cost of revenue	6,237	4,651	1,586
Service cost of revenue	2,202	1,777	425
Contract cost of revenue	2	—	2
Total cost of revenue	8,441	6,428	2,013
Gross profit	8,332	7,869	463
Operating expenses:
Research and development	6,788	5,537	1,251
Selling, general and administrative	13,379	11,317	2,062
Change in fair value of contingent consideration	(12,141)	104	(12,245)
Goodwill impairment	30,523	—	30,523
Total operating expenses	38,549	16,958	21,591
Loss from operations	(30,217)	(9,089)	(21,128)
Other income (expense):
Interest income	879	1,449	(570)
Interest expense	—	350	(350)
Other income (expense), net	(29)	110	(139)
Total other income, net	850	1,909	(1,059)
Loss from operations before income taxes	(29,367)	(7,180)	(22,187)
Benefit for income taxes	72	87	(15)
Net loss	$(29,295)	$(7,093)	$(22,202)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$12,845	$12,161	$684	6%
Product cost of revenue	6,237	4,651	1,586	34%
Gross profit	$6,608	$7,510	$(902)	(12)%
Gross profit margin	51%	62%	(11)%

Product revenue increased by $0.7 million, or 6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily related to $2.8 million in product revenue from our recently acquired FTIR products and an increase in MX908 device placements, offset in part by a $2.3 million decrease from initial component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, and a $0.3 million decrease in desktop product revenue, mainly due to the desktop device placement mix for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Product cost of revenue increased by $1.6 million, or 34%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $0.6 million in higher intangible amortization, $0.6 million in higher manufacturing costs due to favorable manufacturing variances in the comparable prior period, and $0.4 million in higher personnel related costs, partly related to our RedWave acquisition, offset in part by $0.2 million in lower warranty costs.

Product gross profit decreased by $0.9 million, or 12%, and gross profit margin decreased by eleven percentage points for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in product gross profit was primarily due to the higher intangible amortization resulting in a five percentage point decrease, as well as credits within manufacturing variances during the three months ended September 30, 2023, resulting in a five percentage point decrease.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service revenue	$3,887	$2,136	$1,751	82%
Service cost of revenue	2,202	1,777	425	24%
Gross profit	$1,685	$359	$1,326	369%
Gross profit margin	43%	17%	26%

Service revenue increased by $1.8 million, or 82%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and our recently acquired FTIR products, and to a lesser extent, an increase in handheld training revenue.

Service cost of revenue increased by $0.4 million, or 24%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in service cost of revenue was primarily related to a $0.2 million increase in personnel and other operating costs primarily related to our RedWave acquisition as well as other increases across materials, depreciation and stock compensation.

Service gross profit increased by 369% and gross profit margin increased by 26% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Contract

	Three Months Ended September 30,		Change
	2024	2023	Amount

	(dollars in thousands)
Contract revenue	$41	$—	$41
Contract cost of revenue	2	—	2
Gross profit	$39	$—	$39
Gross profit margin	95%

Contract revenue increased by less than $0.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, during which there was no contract revenue. During the three months ended September 30, 2024 we recognized contract revenue with a new customer.

Contract cost of revenue increased by less than $0.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, during which there was no contract cost of revenue.

Contract gross profit increased by less than $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, during which there was no contract gross profit.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$6,788	$5,537	$1,251	23%
Percentage of total revenue	40%	39%

Our research and development expenses were $6.8 million for the three months ended September 30, 2024, an increase of $1.3 million from research and development expenses of $5.5 million for the three months ended September 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and increased spending due primarily to a $0.6 million increase in personnel and related costs, a $0.2 million increase in stock-based compensation, and a $0.4 million increase in project spend related to materials and consulting.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$13,379	$11,317	$2,062	18%
Percentage of total revenue	80%	79%

Our selling, general and administrative expenses were $13.4 million for the three months ended September 30, 2024, an increase of $2.1 million from selling, general and administrative expenses of $11.3 million for the three months ended September 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $1.1 million increase in salaries and related costs, a $0.3 million increase in stock-based compensation, a $0.3 million increase in consulting expenses costs and a $0.2 million increase in audit and related costs.

Change in fair value of contingent consideration

The key assumptions, such as revenue projection, equity volatility rate of the Company, revenue volatility rate and discount rate are utilized to estimate the fair value of the contingent consideration under Monte Carlo simulation. The decline in such key assumptions resulted in an adjustment to the fair value of the contingent consideration obligation for the three months ended September 30, 2024 of a credit of $12.1 million that reduced the value of our contingent consideration liability for that period. For the three months ended September 30, 2023, a charge of $0.1 million was recorded to reflect an increase in the value of the contingent consideration liability related to the Trace acquisition.

Goodwill impairment

As a result of sustained decreases in our publicly quoted share price and market capitalization, a $30.5 million goodwill impairment was recorded for the three months ended September 30, 2024.

Other Income

Interest income

Interest income decreased by $0.6 million to $0.8 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023. The decrease was due to the lower cash, cash equivalent and marketable securities balance during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the lower average balance due to the use of cash for the RedWave acquisition in April 2024.

Interest expense

Interest expense for the three months ended September 30, 2023 was a $0.4 million recovery of debt termination fees. We did not recognize any interest expense for the three months ended September 30, 2024.

Other expense, net

Other expense, net for the three months ended September 30, 2024 did not change materially from the three months ended September 30, 2023.

Benefit for Income Taxes

Benefit for income taxes was $0.1 million for the three months ended September 30, 2024, relatively unchanged from the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$30,344	$28,778	$1,566
Service revenue	10,326	6,730	3,596
Contract revenue	141	370	(229)
Total revenue	40,811	35,878	4,933
Cost of revenue:
Product cost of revenue	14,179	13,237	942
Service cost of revenue	5,803	4,495	1,308
Contract cost of revenue	76	99	(23)
Total cost of revenue	20,058	17,831	2,227
Gross profit	20,753	18,047	2,706
Operating expenses:
Research and development	18,959	16,460	2,499
Selling, general and administrative	39,877	34,297	5,580
Change in fair value of contingent consideration	(12,141)	335	(12,476)
Goodwill impairment	30,523	—	30,523
Total operating expenses	77,218	51,092	26,126
Loss from operations	(56,465)	(33,045)	(23,420)
Other income, net:
Interest income	3,741	4,155	(414)
Interest expense	—	(201)	201
Other expense, net	(247)	(88)	(159)
Total other income, net	3,494	3,866	(372)
Loss from operations before income taxes	(52,971)	(29,179)	(23,792)
Benefit for income taxes	211	209	2
Net loss	$(52,760)	$(28,970)	$(23,790)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$30,344	$28,778	$1,566	5%
Product cost of revenue	14,179	13,237	942	7%
Gross profit	$16,165	$15,541	$624	4%
Gross profit margin	53%	54%	(1)%

Product revenue increased by $1.6 million, or 5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily related to $5.4 million in product revenue from our recently acquired FTIR products. This increase was offset in part by a $1.6 million decrease in MX908 related handheld product revenue, mainly due to fewer device placements, a $0.8 million decrease from component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract as well as a $1.4 million decrease in desktop product revenue, mainly due to 12 fewer desktop device placements, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Product cost of revenue increased by $0.9 million, or 7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $1.1 million in higher intangible amortization, $0.8 million in higher personnel related costs, partly related to our RedWave acquisition, and $0.5 in higher manufacturing variances. These increases were offset in part by a $1.1 million increase in labor and overhead absorption related to the timing of production builds in the nine months ended September 30, 2024 and a $0.8 million decrease in materials and supplies consumed in production related activities.

Product gross profit increased by $0.6 million, or 4%, and gross profit margin was relatively unchanged for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in product gross profit was primarily due to the higher product revenue volume, net of favorable timing of production and lower material costs, offset in part by increases in intangible amortization and other production related costs for the nine months ended September 30, 2024.

Service

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service revenue	$10,326	$6,730	$3,596	53%
Service cost of revenue	5,803	4,495	1,308	29%
Gross profit	$4,523	$2,235	$2,288	102%
Gross profit margin	44%	33%	11%

Service revenue increased by $3.6 million, or 53%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and to a lesser extent, our recently acquired FTIR products, as well as an increase in handheld training revenue.

Service cost of revenue increased by $1.3 million, or 29%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in service cost of revenue was primarily related to a $0.5 million increase in material costs and contract trainers used to support the higher handheld training revenue, as well as a $0.4 million increase in personnel and other operating costs, partly related to our RedWave acquisition, and a $0.2 million increase related to stock-based compensation.

Service gross profit increased by 102%, and gross profit margin increased by eleven percentage points for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personal and service infrastructure.

Contract

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Contract revenue	$141	$370	$(229)	(62)%
Contract cost of revenue	76	99	(23)	(23)%
Gross profit	$65	$271	$(206)	(76)%
Gross profit margin	46%	73%	(27)%

Contract revenue decreased by $0.2 million, or 62%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024 we recognized contract revenue with two new commercial entities. Contract revenue for the nine months ended September 30, 2023, was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023.

Contract cost of revenue decreased by 23% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to the lower contract revenue but also impacted by the higher costs to perform under the new contracts during the nine months ended September 30, 2024.

Contract gross profit decreased by $0.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the reduced level of funding and the lower gross profit with our new contracts compared to our prior arrangement during the nine months ended September 30, 2023.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$18,959	$16,460	$2,499	15%
Percentage of total revenue	46%	46%

Our research and development expenses were $19.0 million for the nine months ended September 30, 2024, an increase of $2.5 million from research and development expenses of $16.5 million for the nine months ended September 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $1.1 million increase in personnel and related costs, a $0.5 million increase in stock-based compensation, a $0.4 million increase in project spend related to materials and consulting, and a $0.2 million increase in depreciation and occupancy related expenses, mainly related to our facility in North Carolina.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$39,877	$34,297	$5,580	16%
Percentage of total revenue	98%	96%

Our selling, general and administrative expenses were $39.9 million for the nine months ended September 30, 2024, an increase of $5.6 million from selling, general and administrative expenses of $34.3 million for the nine months ended September 30, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $2.4 million increase in banker, legal and accounting fees, mainly related to our acquisition of RedWave, a $1.9 million increase in salaries and related costs, a $0.8 million increase in stock-based compensation, a $0.4 million increase in consulting, legal and related costs not related to the acquisition and a $0.4 million increase in travel and related costs. These increases were partially offset by a $0.5 million decrease in severance and related costs and a $0.2 million decrease in insurance costs.

Change in fair value of contingent consideration

The key assumptions, such as revenue projection, equity volatility rate of the Company, revenue volatility rate and discount rate are utilized to estimate the fair value of the contingent consideration under Monte Carlo simulation. The decline in such key assumptions resulted in an adjustment to the fair value of the contingent consideration obligation for the nine months ended September 30, 2024 of a credit of $12.1 million that reduced the value of the contingent consideration liability. For the nine months ended September 30, 2023, a charge of $0.3 million was recorded to increase the value of the contingent consideration liability related to the Trace acquisition.

Goodwill impairment

As a result of sustained decreases in our publicly quoted share price and market capitalization, a $30.5 million goodwill impairment was recorded for the nine months ended September 30, 2024.

Other Income

Interest income

Interest income decreased by $0.4 million for the nine months ended September 30, 2024 from $4.2 million for the nine months ended September 30, 2023. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, partly due to the use of cash with the RedWave acquisition.

Interest expense

Interest expense decreased by $0.2 million for the nine months ended September 30, 2024 from $0.2 million for the nine months ended September 30, 2023. The decrease was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other expense, net

Other expense, net for the nine months ended September 30, 2024 did not change materially from the nine months ended September 30, 2023.

Benefit for Income Taxes

Benefit for income taxes was $0.2 million for the nine months ended September 30, 2024, relatively unchanged from the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and with proceeds from an underwritten public offering in November 2021. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $71.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement with the Lender, or the Amended 2022 Revolver, in which the Lender waived its rights and remedies against the Company and amended the 2022 Revolver. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025. As of September 30, 2024, there were no balances outstanding under the Amended 2022 Revolver.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash used in operating activities	$(28,004)	$(23,129)
Cash used in investing activities	(47,101)	(31,036)
Cash used in financing activities	(905)	(16,030)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(14)
Net decrease in cash, cash equivalents and restricted cash	$(76,016)	$(70,209)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $28.0 million, primarily resulting from our net loss of $52.8 million and net cash used in changes in our operating assets and liabilities of $6.3 million, partially offset by noncash charges of $31.0 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2024, consisted primarily of a $6.9 million decrease from changes in accounts receivable and a $3.0 million decrease from changes in inventory, partially offset by a $1.7 million increase from changes in deferred revenue and a $1.5 million increase from changes in prepaid expenses and other current assets. Noncash charges consisted primarily of a $30.5 million increase from the goodwill impairment charge, partially offset by a $12.1 million decrease from the change in fair value of contingent consideration.

During the nine months ended September 30, 2023, net cash used in operating activities was $23.1 million, primarily resulting from our net loss of $29.0 million and net cash used in changes in our operating assets and liabilities of $4.2 million, partially offset by noncash charges of $10.1 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2023, consisted primarily of a $3.8 million decrease from changes in inventory and a $3.0 million decrease from changes in accounts receivable, partially offset by a $1.2 million increase from changes in accounts payable and accrued expenses and a $1.2 million increase from changes in right-of-use operating lease assets.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $47.1 million, due to $44.8 million used for the acquisition of RedWave and a $40.9 million increase from purchases of marketable securities, partially offset by $39.0 million in proceeds from maturities of marketable securities.

During the nine months ended September 30, 2023, net cash used in investing activities was $31.0 million, due to $34.3 million in purchases of marketable securities, partially offset by $4.9 million in proceeds from maturities of marketable securities.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2024 was $0.9 million, consisting primarily of $1.0 million in payments for withholding taxes on vested equity awards and $0.4 million of contingent consideration related to the release of the $0.5 million milestone paid in February 2024, partially offset by $0.5 million in proceeds from issuance of common stock.

Cash used in financing activities during the nine months ended September 30, 2023 was $16.0 million, consisting primarily of the repayment of $15.0 million outstanding under the 2022 Revolver and $1.1 million in payments for contingent consideration related to the release of the $0.9 million assignment of the pension liability and the payment of the initial milestone earned of $0.5 million in August 2023, in each case related to the Trace acquisition.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2023 Report on Form 10-K. There were no significant changes to our critical accounting policies for the nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

We acquired RedWave Technology on April 29, 2024. The financial results of RedWave Technology are included in our unaudited consolidated financial statements as of September 30, 2024 and for the quarter then ended. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include RedWave Technology. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment in the year such business is acquired.

Other than the foregoing, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024, or 2023 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2024 from those discussed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

908 DEVICES INC.

Date: November 12, 2024	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)