Form 10-K
period 2024-12-31
908 Devices Inc.
filed 2025-03-07
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the most recently completed second fiscal quarter, was $135.1 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 3, 2025, the registrant had 35,329,993 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

Risks related to macroeconomic conditions

•	Uncertainties in global economic conditions or a decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business could impact customer spending patterns and materially and adversely affect our financial condition and operating results.
•	A pandemic, epidemic or outbreak of an infectious disease in the United States such as the COVID 19 pandemic may adversely affect our business.

Risks related to our business and industry

•	We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
•	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
•	We have experienced growth of our business in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
•	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
•	We need to continue to build and develop our sales, marketing and customer service organization, and to engage with domestic and international channel partners to support our planned growth.
•	We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
•	Currently, we derive the majority of our revenue from our handheld products in the field forensics market, and are seeking to grow the revenue we derive from our desktop products in the life science market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue growth and our prospects may be harmed.
•	Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
•	We may need additional capital in the future, which may not be available to us, and if it is available, may dilute your ownership of our common stock and have a material adverse effect on our business, operating results and financial condition.
•	If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

Risks related to sales of products to the U.S. Government

•	A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
•	U.S. government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.

Risks related to litigation and our intellectual property

•	We rely on in-bound licenses granted to us from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing products and to develop new products may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.

Risks related to ownership of our common stock

•	If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
•	The market price of our common stock has been volatile and could continue to be volatile.
•	Our actual operating results may differ significantly from any operating guidance we may provide.
•	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

General risk factors

•	We have in the past, and may again in the future, engage in acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

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

Company Overview

We have developed an innovative suite of purpose-built handheld and desktop devices for point-of-need chemical analysis. Leveraging mass spectrometry, or Mass Spec, and optical spectroscopy, microfluidics, and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in forensics, bioprocessing, pharma/biopharma, life science research and adjacent markets. The term “products” or “devices” used in this “Business” section each refer to the MX908, ThreatID, ProtectIR, XplorIR, Rebel, ZipChip Interface, Maverick, and Maven and related sampling devices.

We create simplified measurement devices that our customers can use as accurate tools where-and-when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Since the launch of our first device, we have sold more than 3,500 handheld and desktop devices to over 900 customers in 63 countries, including all 20 of the top 20 pharmaceutical companies by revenue, as well as numerous domestic and foreign government agencies and leading academic institutions.

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

With our acquisition of CAM2 Technologies, LLC (d/b/a RedWave Technology), or RedWave, in April 2024, we obtained FTIR (Fourier Transform Infrared), an optical spectroscopy technology, that identifies and characterizes a broad range of sample types, including liquids, solids and gases. FTIR complements Mass Spec as FTIR is highly regarded for its chemical identification of bulk materials while Mass Spec provides unparalleled detection and identification of trace chemical substances.

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

We fundamentally believe that the technology platform we have built and the investments we are making will allow people to answer chemical questions in times and places that were previously inconceivable. Given the market opportunity, we expect to face substantial competition from large established manufacturers of laboratory-based instruments and from new entrants; however, our proprietary advances have enabled us to manufacture the first truly handheld Mass Spec devices and compact desktops and we believe we are well-positioned to face future competition.

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
●	Point-of-need technologies disrupting conventional lab-based chemical analysis. Leveraging our technology platform, we have developed a portfolio of desktop and handheld devices that are reinventing how and where lab-grade chemical analysis is conducted by accessing a variety of point-of-need market segments that were historically considered impossible. Our products are small, purpose-built devices that avoid the typical size and complexity issues related to conventional analytical laboratory instruments while also offering real-time, actionable answers to new classes of users. As we continue to expand the capabilities of our technology platform, we believe our devices will continue to penetrate new and adjacent applications and markets.
●	Highly attractive business model validated by rapidly growing installed base of devices.We have over 900 customers, including all 20 of the top 20 pharmaceutical companies by revenue, academic and major government institutions, including the Department of Homeland Security, the U.S. Army and the U.S. Air Force and other international, federal and state agencies. These customers have validated our platform through the collective purchase of more than 3,500 devices, with more than 20,000 users trained on our devices. As we continue to grow our installed base, we expect to increase our recurring revenue derived from the sale of consumables and support services.
●	Talented team with significant domain expertise. We are a technology driven company that has built vertically integrated capabilities to design, manufacture, and commercialize our products. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to deliver novel products. Each member of our senior management team has more than 20 years of relevant experience. Members of our technical team have been collectively responsible for numerous commercial product launches prior to joining the company, in varying markets such as point-of-care clinical diagnostics, handheld pharmaceutical inspection devices, high-throughput cell culture control systems, autonomous warehouse logistics, motion capture animation, high-volume telecom transmitters and receivers, and consumer wearables. The team possesses deep expertise in Mass Spec, system design and engineering, usability and ergonomics, thermal and mechanical engineering, software development, artificial intelligence, and optical spectroscopy, as well as microfluidics and separations science. We had 71 full-time employees dedicated to research and development as of December 31, 2024. Of these, approximately 49% have advanced degrees in science and engineering.

Our Growth Strategy

We are making chemical analysis simple, smart and speedy by incorporating our microscale Mass Spec, optical spectroscopy, microfluidics, and analytics and machine learning technology platform into handheld and desktop devices that provide users with robust answers at the point of need. Our growth strategy includes the following key elements:

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
●	Grow the installed base through expansion of commercial channels. Since the commercial launch of our first handheld, the installed base of our handheld and desktop devices has grown to more than 3,500 devices in 63 countries. With our handheld and desktop device installations now taking root in the United States, we will focus on expanding our commercial channels to better serve the forensics, life sciences research, bioprocessing, quality assurance/quality control, and synthetic biology markets. We look to expand both our direct channel in the United States and our international reach. We anticipate growing our network of international channel partners focused in regions with a concentrated and rapidly expanding life sciences presence, specifically, Europe, China, Japan, India, and South Korea. We look to have local application and support specialists and sales managers supporting our channel partners.
●	Deepen our footprint in the bioprocessing market. Our desktop devices are designed to accelerate development and enhance production by identifying and quantifying extracellular species critical to cell health and productivity. They sit alongside or are directly connected to bioreactors and fermenters producing drug candidates, functional proteins, cell and gene therapies, and synthetic biology derived products. We look to expand our product line with additional panels, for example focused extracellular panels, and intracellular analysis, such as cellular flux, and pathway analysis. We believe our technology platform can serve as the cornerstone of an integrated “bioprocess brain” by monitoring and managing the comprehensive extracellular environment.
●	Expand our customer-driven pipeline of new point-of-need applications. We will continue to leverage our integrated sample preparation and microfluidic separations platform to expand our pipeline of new, customer-driven point-of-need applications that can be addressed by both our handheld and desktop devices. As our customers continue to prove out new applications in areas such as diagnostics, metabolomics, and proteomics, we will look to incorporate select assays investigated by these customers into our handheld and desktop devices where those form factors can accelerate usage. We have already incorporated a number of customer-driven assays into both MX908 and Rebel and will continue to do so as we believe this will provide us with an expanding list of new point-of-need applications and market opportunities within forensics, life sciences research, bioprocessing, quality assurance/quality control and synthetic biology. In addition, we continue to make advancements in our core technologies to drive the evolution of our product portfolio beyond current applications and needs to enter new markets.

Our Technology

Our Technology Platform

We have developed a core technology platform designed to bring Mass Spec and optical spectroscopy out of the confines of central laboratories and to the point-of-need with high-fidelity handheld and desktop devices. We believe that providing simple, smart, and speedy devices that provide robust answers when and where people need them gives rise to:

●	an expanded and more diverse set of users;
●	more frequent measurements; and

●	new use cases that were previously untenable.

These results are possible as our handheld and desktop devices are designed for extreme convenience and speed, requiring minimal training and maintenance. Our platform is centered around using proprietary microscale Mass Spec, optical spectroscopy, and microfluidic technologies to prepare, separate, and characterize species at the molecular level, with integrated machine learning and analytics to automatically provide answers regarding identity, purity, and quantity. The core elements of our technology platform include:

●	Complementary analytical technologies, including Mass Spec and optical spectroscopy, purpose built for point-of-need applications;
●	Microfluidics, which enable convenient sample preparations, fast separations, and aseptic sampling; and
●	Analytics and machine learning technology, which provides actionable answers versus raw data.

Analytical Technology Platform for Chemical Analysis at the Point-of-Need

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

We added FTIR to our technology platform through the acquisition of RedWave in April 2024. FTIR, an optical spectroscopy technology, measures the chemical composition of a sample. The spectral data is acquired using an interferometer detecting all wavelengths simultaneously, which results in fast acquisition times and very high signal-to-noise ratios.

FTIR is an established analytical technology for chemical analysis of solids, liquids and gases. It is highly regarded for its specific substance identification abilities across a broad range of bulk materials. Our FTIR portfolio consists of purpose-built handheld devices that can rapidly identify tens of thousands of bulk chemical substances at the point-of-need. This technology can measure unknown powders and liquids using an attenuated total reflectance interface, and gases using absorption across a gas cell.

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

Aseptic sampling provides many benefits, including cell-free, sterile and safe sampling with no loss of volume or prep required, thereby saving operator time and reducing lab costs. We expect our microfluidic aseptic sampling to serve as the interface for future on-line mass spec-based devices.

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

Our Products

We were founded on a vision to deliver high quality chemical analysis to a broad set of users at the point-of-need. We offer handheld and desktop devices, each of which are capable of providing quick, high-fidelity and actionable results. These aspects are important to our customers, who previously have had to wait days or even weeks for a thorough analysis conducted in a laboratory. Our devices are changing this paradigm and providing laboratory-like results at the point-of-need.

The 908 Devices product suite includes (from left to right): Maverick, ThreatID, XplorIR, Rebel, ProtectIR, Maven, ZipChip, and MX908.

Handheld Devices

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

We have sold more than 2,800 MX908s into every U.S. state, in 63 countries and across five continents. More than 12,000 operators, including in numerous domestic and foreign government agencies, have been trained to use the MX908.

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

Since introducing the MX908, we have continued to expand the device’s capability through mission add-ons such as offering an Aerosol Module accessory to detect and identify aerosolized chemical hazards, adding targets to allow responders to identify additional priority drug substances, and providing a Bluetooth capability that enables seamless data transfer and accelerates support in the field. We also offer the MX908 Beacon accessory, which is a remote area monitoring system secured in a rugged case that can detect and identify aerosolized and vapor threats. The MX908 Beacon accessory leverages the MX908 and Aerosol Module combined with a cloud-based solution to enable remote identification of toxic chemical hazards. All these added capabilities are aimed to address gaps in responders’ workflows, increase engagement, and drive utilization.

We have a roadmap to continue to expand the MX908’s mission add-ons to support the detection of adulterated and counterfeit pharmaceuticals and to develop applications in quality control and quality assurance, including GxP cleaning validation.

XplorIR and InterceptIR

The XplorIR is a handheld device that uses FTIR spectroscopy to identify, quantify and track gases and vapors. The device can rapidly detect and identify 5,600+ unknown gas and vapor chemical hazards in seconds and quantify nearly 5,000 airborne chemicals in under a minute. It then continually monitors and updates chemical composition every four seconds. The XplorIR can automatically and accurately identify multiple components simultaneously at the part-per-million level. Once detected, the XplorIR continually monitors and updates chemical composition every four seconds. The XplorIR provides mission-critical information for fire departments, HAZMAT teams and other first responders, enabling them to make swift decisions around remediation efforts and to ensure public safety.

The InterceptIR device is integrated onto a variety of robotic platforms, including robotic canines, wheeled vehicles and unmanned autonomous vehicles and drones. The device rapidly detects and identifies 5,600+ gas and vapor chemical hazards. It is used primarily to screen large areas and inaccessible spaces.

ThreatID

The ThreatID is a portable FTIR device that rapidly detects and identifies 28,000+ unknown gas, vapor, powder and liquid chemical hazards. The device can seamlessly transition from gas/vapor sampling to powder and liquid sampling in seconds, with no tools required. The ThreatID is designed to be easily operated and no alignment, calibration or configuration is required. The rugged diamond attenuated total reflection (“ATR”) sample interfaces provide reliable measurement in harsh environments. The device’s interactive, on-screen prompts guide emergency and military responders through the sampling process. Once samples have been collected, and a Wi-Fi connection is established, the results can be uploaded to our Team Leader mobile app for remote personnel to assist in making rapid, informed decisions based on a clear understanding of the chemical hazards.

ProtectIR

The ProtectIR is a handheld FTIR device that can identify 23,000+ solid and liquid chemical hazards. The device is compact, lightweight and rugged as it is specifically designed for field use. ProtectIR enables hazmat response teams, military, and first responders to analyze bulk substances in seconds and requires with minimal user inputs.

Desktop Devices

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

Since the launch of the Rebel in November 2019, we have sold more than 170 units and 55 of those units have been placed with the top-20 pharmaceutical companies by revenue and 27 organizations have purchased multiple units. Our focus has been on increasing U.S. placements, but we also have a meaningful international opportunity and have sold Rebels in China, Japan, South Korea and Europe.

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

Maven and Trace C2

Maven is our first on-line device for bioprocess monitoring and control. Connecting directly to a single bioreactor, Maven provides real-time continuous monitoring and control of glucose and lactate in cell culture and fermentation processes. Glucose and lactate are critical parameters that biopharmaceutical process development scientists must monitor to ensure optimal cell viability and to improve product yield, quality, efficacy and safety. Taking measurements as frequently as every two minutes, Maven operates without having to manually draw samples out of the bioreactor due to its aseptic sampling probe. This approach preserves precious media and product and reduces the risk of cell culture contamination. Maven precisely monitors nutrient and metabolite concentrations at low levels—0.01 g/L of glucose and 0.05 g/L of lactate. This is especially beneficial in cell therapy applications where tight control of cell culture conditions is vital.

Since the launch of Maven in January 2023, we have sold more than 50 devices to global pharmaceutical organizations and to collaboration partners.

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

Since launch of the ZipChip platform in March 2016, we have sold more than 245 ZipChip Interfaces and have established 28 multi-unit accounts in leading, global pharmaceutical organizations and academic institutions. Our ZipChip platform is compatible with market-leading conventional Mass Spec instruments found in laboratories worldwide.

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

Consumables and Services

Handheld Devices

Our MX908 and FTIR devices come with a standard warranty for up to one year from purchase. Our customers also can purchase extended warranty service plans, which include hardware repair and replacement coverage, technical support, and software updates. We designed our handheld devices to be intuitive and easy-to-use, as it is critical to our customers to know that their device is operating as intended. The annual and extended warranty service plans provide the customer the ability to contact us to assist in validating their results given the severity and context of the situations in which our devices operate. Our technical support, also known as our Reachback program, allows any participating MX908 and FTIR device user to email, text, or call a 908 Devices Scientific Support Team member to receive support 24 hours per day, 365 days per year to ensure their device is working as intended. The Scientific Support Team is staffed by M.Sc. and Ph.D. chemists and forensic scientists expert in the operation of our handheld devices and other field analytical technologies. Our extended warranty service plans are sold with multiyear commitments, which allows us to deepen our relationship with customers and provides us with an upfront payment, a predictable recurring revenue stream, and an opportunity to offer additional future services.

For simplicity and convenience, we also sell single-use swab samplers for our MX908 device or the analysis of liquid and solid materials. These swab samplers are most heavily used today by customers who are evaluating drug substances. However, we designed the MX908 so that it does not require swab samplers or any other consumables for a number of other applications. Our customers value the low-logistics tail of our MX908.

Desktop Devices

Annual and extended warranty and service plans are available for the Rebel, Maven, Maverick, ZipChip Interface, and Trace C2 devices.

Rebel’s operation requires a consumable kit that includes a microfluidic and separation chip, electrolytes, and performance qualification and calibration standards. Currently, customers of Rebel who are actively utilizing the device are consuming on average approximately half of a 200-sample kit per month. With continuous operation, the Rebel is capable of consuming approximately one 200-sample kit per day.

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

Customers

We sell our products worldwide through an experienced direct sales force as well as through domestic and international channel partners. Our customers are primarily in the pharmaceutical and biotech market, the government market and to a lesser extent, the academic market. Primary users of our handheld devices include law enforcement, military and civilian first responders, and customs and border protection personnel. Primary users of our desktop devices include process development scientists, process engineers, and research scientists.

Manufacturing and Supply

Our manufacturing strategy has two components: to outsource subassemblies or assemblies to domestic contract manufacturers where it is cost and capital favorable, and to use our internal manufacturing facilities for the balance of our production needs. Our primary in-house manufacturing facilities are located at our headquarters in Boston, Massachusetts, in Danbury, Connecticut, for our FTIR products and in Morrisville, North Carolina, for our desktop consumables. Our Boston and Morrisville facilities are ISO 9001:2015 certified and include approximately 7,800 combined square feet of configurable production assembly floor, 1,800 square feet of advanced machining space in Boston, and 3,500 combined square feet of configurable cleanroom.

Devices

The MX908, Rebel, Maverick and ZipChip Interface are manufactured, tested and shipped from our Boston facility. The ThreatID, ProtectIR and XplorIR are manufactured, tested and shipped from our Danbury facility. The Maven and related sampling devices are manufactured, tested and shipped from our Braunschweig facility. Several custom components are fabricated by third party suppliers, including printed circuit boards and cables, and metal and plastic mechanical components. The assembly of technology-sensitive components such as our proprietary vacuum pumps and ion trap/ionization module is completed in-house.

Currently, our Boston manufacturing facility is capable of supporting the production of approximately 2,000 MX908, Rebel, Maverick and ZipChip Interface units combined per year. When our annual sales exceed 2,000 units, we expect that we would need to either expand our in-house production operations, or transfer some or all aspects of assembly to contract manufacturers, to accommodate larger run-rates. In addition, our Danbury manufacturing facility can support the production of approximately 1,000 ThreatID, ProtectIR and XplorIR units combined per year and has additional capacity to support expansion of our handhelds, including manufacturing the MX908. We believe there are numerous domestic and international contract manufacturers that could be qualified to produce the MX908, ThreatID, ProtectIR, XplorIR, Rebel, Maverick and/or ZipChip Interface when third party demand for our products outpace our current manufacturing capacity. The autosampler subassembly of the Rebel and ZipChip are supplied by a single supplier. The Raman spectrometer, and optical probe and fiber assemblies, for Maverick are supplied by a single supplier. The Maven device subassembly is supplied by a single supplier under a contract manufacturing arrangement.

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

In November 2024, we announced that we plan during 2025 to move our handheld manufacturing, including the MX908, to our existing facility in Danbury, CT, and to move our desktop manufacturing, including the Rebel, Maverick and ZipChip interface, to our existing facility in Morrisville, NC. These actions will allow us to materially reduce the size of our facility in Boston, MA, and the higher costs associated with this location. The NC and CT locations can absorb this additional manufacturing without the need to expand their facilities.

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

In 2024, we completed the transfer of our consumable kit and microfluidic chip manufacturing from our Boston cleanroom facilities to our Morrisville cleanroom facilities. Consumable kits for the Rebel and ZipChip Interface include electrolytes, standards, and microfluidic chips. As of December 31, 2024, all assay kits and standards are assembled in our Morrisville cleanroom facilities. Component reagents and standards are widely available from multiple suppliers. As of December 31, 2024, our microfluidic chips are produced and assembled in our Morrisville cleanroom facilities. The substrate is supplied by a single supplier. While we believe that alternative suppliers would be available, it would take time to identify and qualify alternate suppliers and transfer design requirements to them, which could negatively affect our ability to supply these chips to our Rebel and ZipChip customers on a timely basis.

Sales and Marketing

We distribute our devices and consumables via direct field sales and support organizations located in North America and through a combination of our own sales force and more than 60 third party channel partners in domestic and international markets which include Australia, Canada, China, Czech Republic, Germany, Japan, Saudi Arabia, Singapore, Turkey, and the United Kingdom, or UK. In North America, we use channel partners to provide our products to end customers where a contract vehicle is required. Since the commercial launch of our first handheld, the installed base of our devices has grown to more than 3,500 devices across more than 63 countries.

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

As of December 31, 2024, we had 59 people employed in sales, sales support and marketing. This staff is primarily located in the United States, but we have also hired internationally at our facility in Braunschweig, Germany, and in other countries using a professional employment organization, to support our sales and applications efforts. We intend to expand our sales, support, and marketing efforts in regions where we believe that there is significant opportunity, including Europe, the Middle East, Asia-Pacific countries such as India and South Korea as well as other areas such as Australia and South America. We plan to continue to expand into these regions via initial penetration with channel partners and then subsequent support with direct sales and support personnel.

Our business model is focused on driving the adoption of our products and maximizing use across our customers’ value chains. This is enabled through customer trials and partnerships that allows us to further understand the critical applications for our technology and inform our future developments and market expansion.

Our MX908, ThreatID, ProtectIR and XplorIR devices often are sold to governmental institutions and other customers that require participation in a tender process that involves preparation of extensive documentation and a lengthy review process. As a result of these factors, and the budget cycles of our customers, our sales cycle can often be six to twelve months, or longer. Our Rebel and Maverick devices are relatively new to the life science marketplace and require a capital investment by our customers. The sales process typically involves numerous interactions and demonstrations with multiple people within an organization. Some potential customers conduct in-depth evaluations of the system, including running experiments at our Boston headquarters and comparing results from alternative systems and technologies.

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

As of December 31, 2024, we had 71 full-time employees dedicated to research and development. Of these, approximately 49% have advanced degrees in engineering or the sciences. We have made substantial investments in product and technology development since our inception. We expect our research and development expense to be maintained at this level as we balance resources to expand our existing products, develop new products for our current markets and introduce new products in new markets.

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

The majority of our research and development operations are conducted in our Boston facility and our Danbury facility. We also conduct additional research and development operations out of our facility in Morrisville to support assay development for Rebel, Maverick and ZipChip, and out of our facility in Braunschweig, Germany to support assay development of our Maven and related products and aseptic sampling development.

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

We expect the markets for our products to remain highly competitive and dynamic and to reflect rapid technological evolution and continually evolving customer requirements. Our ability to compete successfully will depend on a number of factors including our ability to:

●	offer differentiated point-of-need chemical analysis devices;
●	translate market requirements into an engineering roadmap of new software and hardware features to remain competitive;
●	demonstrate the value of employing our products at the point-of-need through accelerated workflows; and
●	provide pro-active support and service that delights our customers.

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

As of December 31, 2024, our owned patent assets included approximately 19 U.S. patents, no pending U.S. patent applications, 43 foreign patents and four pending foreign patent applications in various foreign jurisdictions, including Australia, Austria, Canada, China, France, Germany, the European Union, or EU, Hong Kong, Israel, Japan, South Korea, Singapore, Switzerland and Taiwan. The subject matter covered by our owned patent assets includes core aspects of compact Mass Spec technology, a design for a handheld Mass Spec device, a design for a modular Mass Spec chamber, patents for multiple ionization modes and adaptive pressure operation within survey period, the determination of preferred ionization mode, adaptive resolution control, adaptive operation to reduce power consumption, and the detection of positive and negative ions.

As of December 31, 2024, our in-licensed patent assets included approximately 30 U.S. patents, no pending U.S. patent applications, 22 foreign patents, and two pending foreign patent applications. The subject matter covered by our in-licensed patent assets includes a microfabricated ionization source and a microfabricated ionizer chip, microscale Mass Spec systems, devices and related methods, a miniature charged particle trap with an elongated trapping region for Mass Spec, high pressure Mass Spec signal enhancement by means of convective transport, electrospray ionization interface to high pressure Mass Spec, a method of sample injection for chemical separations in microfluidic devices, integrated sample processing for electrospray ionization devices, and microchips with integrated multiple electrospray ionization emitters and related methods, systems and devices. Excluding any patent term extension, the currently issued 908 Devices-owned patents are expected to expire between 2032 to 2038. The currently issued in-licensed patents are expected to expire from 2024 to 2039.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2024, we owned nine registered trademarks in the United States, 17 registered foreign trademarks, four U.S. pending trademark applications, and one pending foreign trademark application. Our registered trademarks and pending trademark applications include trademarks for 908 Devices, Rebel, MX908, ZipChip, Maven, Maverick, and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

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

Human Capital

As of December 31, 2024, we had 246 full-time employees, of which 59 work in sales, sales support and marketing, 71 work in engineering and research and development, 78 work in manufacturing, operations and service and 38 work in general and administrative. As of December 31, 2024, a substantial majority of our employees were located in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The health and safety of our employees, customers and communities are of primary concern.

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

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with channel partners across all of our key markets. During 2024, our channel partners accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large channel partners, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of channel partners.

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

In 2024, a majority of our revenue was derived from sales of our handheld products. Today, this market consists primarily of first responders, firefighters, local, state and federal law enforcement, as well as military, customs and homeland security customers. Continued market acceptance of the products we sell to these organizations is critical to our future success, and the adoption of our products by these organizations worldwide is a key part of our growth strategy. If market demand for our MX908 product declines, if our products fail to maintain or achieve greater market acceptance, or if we fail to execute on our sales and customer service efforts in the field forensics market, we will not be able to grow our revenue sufficiently to achieve or maintain profitability.

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

We make our platform and devices, including our Maven, Maverick, MX908, ProtectIR, Rebel, ThreatID, XplorIR and ZipChip Interface, available to customers as research-use-only, or RUO, products. Products that are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act, or FDCA, and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all. Furthermore, although we currently market our products as RUO, we may in the future make the decision to market them for clinical or diagnostic purposes, or may develop other different products intended for clinical or diagnostic purposes, which would result in the application of a more onerous set of regulatory requirements.

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

We rely on a limited number of suppliers for several key components utilized in the assembly of our products, and in some cases, such as the glass in our microfluidic chips, swab samplers, and sensors within our products, we rely on a single supplier for a particular component, subassembly or consumable. Although in many cases we use standard components for our products, in some cases, components may only be purchased from a limited number of suppliers. In particular, we are dependent on single suppliers for our Rebel and ZipChip autosampler subassemblies, our MX908 consumables, the Raman spectrometer and optical probe and fiber assemblies for Maverick, and our device subassembly for Maven. The IR detector for our FTIR products is currently supplied by a single supplier. If, for any reason, our access to these products is limited or delayed, we would need to quickly identify and qualify an alternate source of products. Identifying and qualifying an alternate source may take time and involve additional expense, and there is no guarantee that the alternate source will perform as expected. If our customers experienced a shortage or delay in consumables, such as swab samplers, microfluidic chips, or assay kits, or if these consumables do not perform at the levels our customers expect, our business could be materially and adversely impacted.

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

If we experience a significant disruption in our information technology systems and infrastructure, or security breaches or compromises of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and infrastructure are potentially vulnerable to breakdown or damage or interruption or otherwise may sustain damage from malicious intrusion and computer viruses, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters and catastrophes (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures, or other disruptive events. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. We, like others in our industry, have experienced and expect to continue to experience threats to our information systems and infrastructure. In addition to traditional computer hackers, malicious code (such as viruses and worms), phishing attacks and social engineering, business email compromise, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our vendors or partners change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Therefore, despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures or those of our vendors and partners are meaningfully compromised as a result of third party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, hostile foreign governments, industrial espionage, wire fraud or otherwise, our reputation and customer trust could be damaged, our business, results of operations and financial condition may be harmed and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems and infrastructure or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems (and those of our vendors and partners) are potentially vulnerable to data security compromises or breaches, whether by internal bad actors (e.g., employees) or external bad actors (attacks of which are becoming increasingly sophisticated, including social engineering and phishing scams), which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Further, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies or breaches. Such data security compromises or breaches to our data, whether stored on our systems or on those of third parties, could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

The cost of investigating, mitigating and responding to potential data security breaches or compromises and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. Our insurance policies, including our cybersecurity coverage, may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.

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

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (FTC) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state laws govern privacy and security of personal information. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, a ballot initiative, the California Privacy Rights Act, or CPRA, has been in effect since January 1, 2023 and has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy laws to which we could become subject, if enacted.

For Europe, we are subject to the EU General Data Protection Regulation, or EU GDPR, and the EU GDPR in such form as incorporated into the laws of the UK, the UK GDPR (collectively referred to as the GDPR), as well as other national data protection legislation in force in relevant European Economic Area, or EEA, Member States and the UK (including the UK Data Protection Act 2018) with respect to any collecting or processing of personal data (i) regarding individuals in the EEA and UK , and/or (ii) carried out in the context of the activities of an establishment in the EEA and UK. The GDPR places strict obligations on companies relating to their processing of personal data (for example, informing individuals of how their personal data is handled and how they can exercise their rights, ensuring a valid lawful basis or condition for processing, mandatory data breach notification requirements, maintaining internal records, entering into data processing agreements with third parties, implementing appropriate security and data retention requirements). The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless valid GDPR transfer mechanisms and transfer impact assessments are put in place. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our business operations and adversely affect our business and financial position.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government introduced the Data Protection and Digital Information Bill, which failed in the UK legislative process. A new Data (Use and Access) Bill, or UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK adequacy decision from the EU Commission. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cyber security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

The majority of our operations are currently conducted at two locations and any disruption at either of these facilities could negatively impact our operations and increase our expenses.

Our headquarters in Boston, Massachusetts and our facility in Danbury, Connecticut contain nearly all of our corporate and administrative functions, the majority of our research, and substantially all of our in-house manufacturing. A natural or other disaster, such as a fire or flood, at either of these locations could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facilities or our other property, or to any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

Risks related to sales of products to the U.S. Government

A significant percentage of our revenue is generated from agencies and departments of the U.S. government. In addition, substantially all of our revenue from license and contracts revenue are derived from contracts or sub-contracts related to the U.S. government. We expect significant revenue from U.S. government contracts for the foreseeable future. There is considerable risk associated with deriving a material portion of our revenue from sales to the U.S. government, including the risks described below.

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

We have in the past, and may again in the future, engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

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

On April 29, 2024, we entered into an equity purchase agreement, with RedWave and the other parties thereto, pursuant to which we purchased all of the outstanding equity interests of RedWave. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of our common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. Approximately $4.5 million of cash consideration was placed into an indemnification escrow account until April 29, 2025 to settle certain claims for indemnification for breaches or inaccuracies in RedWave’s representations and warranties, covenants, and agreements. We may also be obligated to issue up to an additional 4,000,000 unregistered shares of our common stock as contingent consideration.

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

Our Director of Information Technology is responsible for the day-to-day administration and management of our cybersecurity program, under the direct supervision of our Chief Product Officer (formerly our Chief Technology Officer). Currently, the Director of Information Technology role is held by an individual who has approximately 20 years of information technology experience and 11 years of cybersecurity experience. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process to report relevant findings to the Director of Information Technology and up to the Chief Product Officer and other members of executive management, where appropriate.

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

Item 2. Properties.

Our corporate headquarters are currently located in Boston, Massachusetts. We maintained the following principal facilities as of December 31, 2024:

Location	Functions	Square Footage (Approx.)	Lease Expiration
Boston, Massachusetts	Corporate headquarters, R&D, assembly, manufacturing	37,500	October 2025
Morrisville, North Carolina	R&D, assembly, manufacturing	13,300	July 2030
Danbury, Connecticut	R&D, assembly, manufacturing	38,200	July 2034
Braunschweig, Germany	Office, R&D, assembly, manufacturing	7,500	January 2028

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

Holders of Our Common Stock

As of March 3, 2025, there were approximately 33 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

On April 29, 2024, we entered into an Equity Purchase Agreement, or the Purchase Agreement, with RedWave, CAM3 HoldCo, LLC, a Connecticut limited liability company, or Seller Entity, each of the holders of outstanding equity interests of Seller Entity, or the Beneficial Sellers, and the other parties thereto, pursuant to which we purchased all of the outstanding equity interests of RedWave, and the transaction closed on the same day. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration is subject to additional working capital, cash, debt, and transaction expense adjustments. RedWave is a leading provider of portable Fourier Transform Infrared, or FTIR, spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR, an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides us with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave bolsters our desktop portfolio with a line of accessories for pharma Process Analytical Technology, or PAT, and industrial Quality Control applications.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $59.6 million and $50.2 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $72.2 million and $36.4 million for those same years. As of December 31, 2024, we had an accumulated deficit of $242.8 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Restructuring and Strategic Re-Alignment

In November 2024, we announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce our annual cash burn, we implemented an approximately 11% workforce reduction to rationalize our bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, throughout 2025 we are planning to transition manufacturing operations from Massachusetts to North Carolina and Connecticut.

For the year ended December 31, 2024, we incurred approximately $0.7 million of expenses related to this organizational restructuring. These expenses were substantially for cash payments of severance and employee benefits and were paid as of December 31, 2024.

This organizational restructuring was substantially completed in December 2024 and there were no related accrued liabilities on the consolidated balance sheets as of December 31, 2024. The Company has not yet incurred any facility or other exit costs for transitioning manufacturing operations from Massachusetts to North Carolina and Connecticut, however we expect to incur costs related to moving our manufacturing operations in 2025.

Global Economic Conditions

We are continuing to closely monitor macroeconomic factors, including, but not limited to, continued inflationary and interest rate pressures, challenging capital market conditions and the limited availability of financing alternatives, which may have an impact on our business, results of operations and financial results.

We are closely monitoring continued economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macro-economic conditions present risks for us, and our suppliers and customers. For example, general inflation in the United States, Europe, the Middle East and other geographies has recently been at levels not experienced in recent decades, which has led to higher prices for our raw materials and other inputs, as well as higher salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 39% and 33% of total revenue for the years ended December 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Revenue from the sales of consumables will vary by type of device. We expect that recurring revenue as a percentage of the original device price to be higher for our desktop devices (Rebel, ZipChip Interface, Maverick, Maven and related sampling devices) than for our handheld devices (MX908, ThreatID, ProtectIR, and XplorIR). While we sell single-use swab samplers for MX908 to be used in liquid and solid materials analysis, there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, and XplorIR do not have consumables. Rebel and ZipChip Interface require consumables kits for all areas of operations. Currently, Rebel customers, who are actively utilizing the device, are consuming on average approximately half a 200-sample kit per month. With continuous operation, the Rebel is capable of consuming approximately one 200-sample kit per day. Maverick devices require consumables, probes and standards for all areas of operations. Maven and related sampling devices require consumable sets of buffers, probes and biosensors for all areas of operations.

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables and services. There will be fluctuations in mix between devices and consumables from period-to-period. Over time, as our device installed base grows and we see adoption of Rebel, we expect consumables revenue to constitute a larger percentage of total revenue. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and consumables that we sell directly to customers as compared to those that we sell through channel partners. While we expect the mix of direct sales as compared to sales through channel partners to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.

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

During the years ended December 31, 2024 and 2023, our product placements (units recognized as revenue) were as follows:

	Year Ended December 31,
	2024	2023
Product Placements:
Handheld	593	402
Desktop	58	66

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	December 31,
	2024	2023
Cumulative Product Placements:
Handheld	3,015	2,422
Desktop	489	431

Components of Our Results of Operations

Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables and contract revenue. Device sales accounted for 61% and 67% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Consumables and contract revenue accounted for 39% and 33% of our total revenue for the years ended December 31, 2024 and 2023, respectively.

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

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the years ended December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, our revenue was comprised of revenue from the following sources (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Device sales revenue	$35,991	$33,379
Recurring revenue	23,323	16,480
Contract revenue	317	370
Total revenue	$59,631	$50,229

Our revenue is comprised of sales of our handheld and desktop devices and related consumables, service contracts and contract revenue to end-users in the government, pharmaceuticals/biotechnology and academia markets as follows (in thousands):

	Year Ended December 31,
	2024	2023
Government	$46,161	$38,232
Pharmaceutical/Biotechnology	13,062	11,340
Academia and other	408	657
Total revenue	$59,631	$50,229

We sell our products primarily in the United States; however, we are continuing to expand our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through contractual arrangements with channel partners.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, royalties, contract manufacturer costs, salaries and other personnel costs, overhead, amortization of intangibles and other direct costs related to those sales recognized as product revenue in the period.

Cost of service and contract revenue primarily consists of salaries and other personnel costs, travel related to services provided, facility costs associated with training, warranties and other costs of servicing equipment on a return-to-factory basis and at customer sites. Cost of contract revenue primarily consists of salaries and other personnel costs, materials, travel and other direct costs related to the contract revenue recognized in the period.

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

We expect that our gross profit margin will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing, which we believe will reduce costs and increase our gross margin.

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

We believe that our continued investment in research and development is essential to our long-term competitive position.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal, audit and accounting services.

We expect, but cannot guarantee, that annual selling, general and administrative expenses will not increase significantly over the next 12 to 14 months.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the contingent consideration obligation included in contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of operations.

Goodwill impairment

Goodwill impairment is the result of the fair value of our single reporting unit being less than its carrying value. The goodwill impairments in 2024 resulted from sustained decreases in our publicly quoted share price and market capitalization and as of December 31, 2024 our goodwill was reduced to zero.

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

We recognized an income tax benefit of $0.3 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively. The income tax benefit recognized during the year ended December 31, 2024 primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

As of December 31, 2024, the Company had gross federal and state operating loss carryforwards of $127.9 million and $92.5 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $93.5 million of federal gross operating losses do not expire. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $8.6 million and $4.8 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

Comparison of the Years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue	$43,922	$40,214	$3,708
Service and contract revenue	15,709	10,015	5,694
Total revenue	59,631	50,229	9,402
Cost of revenue:
Product cost of revenue	21,645	18,428	3,217
Service and contract cost of revenue	8,130	6,479	1,651
Total cost of revenue	29,775	24,907	4,868
Gross profit	29,856	25,322	4,534
Operating expenses:
Research and development	25,495	21,904	3,591
Selling, general and administrative	53,636	46,069	7,567
Change in fair value of contingent consideration	(13,216)	107	(13,323)
Goodwill impairment	40,659	—	40,659
Total operating expenses	106,574	68,080	38,494
Loss from operations	(76,718)	(42,758)	(33,960)
Other income, net:
Interest income	4,494	6,480	(1,986)
Interest expense	—	(201)	201
Other expense, net	(264)	(131)	(133)
Total other income, net	4,230	6,148	(1,918)
Loss from operations before income taxes	(72,488)	(36,610)	(35,878)
Benefit for income taxes	282	211	71
Net loss	$(72,206)	$(36,399)	$(35,807)

Revenue, Cost of revenue and Gross profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables and service as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Product revenue	$43,922	$40,214	$3,708	9%
Product cost of revenue	21,645	18,428	3,217	17%
Gross profit	$22,277	$21,786	$491	2%
Gross profit margin	51%	54%	(3)%

Product revenue increased by $3.7 million, or 9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily related to $9.8 million in product revenue from our recently acquired FTIR products. This increase was offset in part by a $3.2 million decrease in MX908 related handheld product revenue, mainly due to fewer device placements, a $1.8 million decrease from component shipments under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, as well as a $0.9 million decrease in desktop product revenue, mainly due to the mix of devices and three fewer desktop device placements, for the year ended December 31, 2024.

Product cost of revenue increased by $3.2 million, or 17%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in product cost of revenue was primarily related to a $2.3 million increase in production costs related to the higher product revenues, $1.7 million in higher intangible amortization and $1.1 million in higher personnel related costs, partly related to our RedWave acquisition. These increases were offset in part by a $1.3 million increase in labor and overhead absorption related to the level of production builds and a $0.9 million decrease in materials and supplies consumed in production related activities.

Product gross profit increased by $0.5 million, or 2%, and gross profit margin decreased by 3% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in product gross profit was primarily due to the higher product revenue volume, net of favorable timing of production and lower material costs, offset in part by increases in intangible amortization and other production related costs for the year ended December 31, 2024.

Service and Contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Service and contract revenue	$15,709	$10,015	$5,694	57%
Service and contract cost of revenue	8,130	6,479	1,651	25%
Gross profit	$7,579	$3,536	$4,043	114%
Gross profit margin	48%	35%	13%

Service and contract revenue increased by $5.7 million, or 57%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily related to an increase in handheld service revenues related to extended service contracts and training for MX908 devices and to a lesser extent our recently acquired FTIR products, as well as a $0.6 million increase in desktop service revenue. During the year ended December 31, 2024, we recognized contract revenue with three new commercial entities. Contract revenue for the year ended December 31,

2023 was related to activities under our subcontract agreement with a commercial entity that holds a U.S. government prime contract, which was concluded in the second quarter of 2023.

Service and contract cost of revenue increased by $1.7 million, or 25%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in service cost of revenue was primarily related to a $0.8 million increase in personnel and other operating costs, partly related to our RedWave acquisition, a $0.4 million increase in material costs and contract trainers, and a $0.1 million increase related to stock-based compensation.

Service and contract gross profit increased by 114%, and gross profit margin increased by thirteen percentage points for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in service volume related to extended service contracts and training revenue, leveraging our investments in personal and service infrastructure.

Operating Expenses

Research and development

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development expenses	$25,495	$21,904	$3,591	16%
Percentage of total revenue	43%	44%

Our research and development expenses were $25.5 million for the year ended December 31, 2024, an increase of $3.6 million from research and development expenses of $21.9 million for the year ended December 31, 2023. The increase was mainly due to the increased expenses from the RedWave acquisition and was due primarily to a $2.0 million increase in personnel and related costs, a $0.8 million increase in stock-based compensation, a $0.5 million increase in project spend related to materials and consulting, and a $0.2 million increase in depreciation and occupancy related expenses, mainly related to our facilities in Connecticut and North Carolina.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$53,636	$46,069	$7,567	16%
Percentage of total revenue	90%	92%

Our selling, general and administrative expenses were $53.6 million for the year ended December 31, 2024, an increase of $7.6 million from selling, general and administrative expenses of $46.1 million for the year ended December 31, 2023. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $2.4 million increase in banker, legal and accounting fees, mainly related to the RedWave acquisition of RedWave, a $2.5 million increase in salaries and related costs, a $1.0 million increase in stock-based compensation, a $0.7 million increase in consulting, legal and related costs not related to the RedWave acquisition, a $0.5 million increase in travel and related costs, a $0.3 million increase in material spend, a $0.2 million increase in trade shows and a $0.4 million increase across all other operating costs. These increases were partially offset by a $0.3 million decrease in insurance costs and a $0.2 million decrease in provisions for bad debts.

Change in fair value of contingent consideration

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Change in fair value of contingent consideration	$(13,216)	$107	$(13,323)	NM
Percentage of total revenue	(22)%	0%

The key assumptions, such as revenue projections, equity volatility rate of the Company, revenue volatility rate and discount rate are utilized to estimate the fair value of the contingent consideration under Monte Carlo simulation. The decline in such key assumptions resulted in a decrease to the fair value of the contingent consideration obligation for the year ended December 31, 2024 of a credit of $13.2 million from the RedWave acquisition date fair value. Specifically, the decrease to the fair value of contingent consideration was primarily due to the change in revenue projections from operating decisions made post-acquisition and sustained decreases in the Company’s publicly quoted share price during the third and fourth quarters of 2024. For the year ended December 31, 2023, a charge of $0.1 million was recorded to increase the value of the contingent consideration liability related to the Trace acquisition.

Goodwill impairment

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Goodwill impairment	$40,659	$—	$40,659	NM
Percentage of total revenue	68%	0%

As a result of sustained decreases in our publicly quoted share price and market capitalization, a $40.7 million goodwill impairment was recorded for the year ended December 31, 2024.

Other Income (Expense)

Interest income

Interest income decreased by $2.0 million for the year ended December 31, 2024 from $6.5 million for the year ended December 31, 2023. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the use of cash with the RedWave acquisition.

Interest expense

Interest expense decreased by $0.2 million for the year ended December 31, 2024 from $0.2 million for the year ended December 31, 2023. The decrease was primarily due to costs incurred in March 2023 related to the write-off of deferred financing costs on our 2022 Revolver, which was in default and later amended in August 2023.

Other income (expense), net

Other expense, net for the year ended December 31, 2024 did not change materially from the year ended December 31, 2023.

Benefit for Income Taxes

Benefit for income taxes increased by $0.1 million for the year ended December 31, 2024 from $0.2 million from the year ended December 31, 2023. The income tax benefit recognized during the periods was primarily resulting from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue, proceeds from our IPO in December 2020, and our underwritten public offering in November 2021. As of December 31, 2024, we had cash and cash equivalents of $44.0 million and marketable securities of $25.6 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities consist of U.S. treasury securities. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

As of March 31, 2023, the Company had transferred substantially all its cash, cash equivalents and marketable securities away from the Lender and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default, of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the consolidated statements of operations.

On August 4, 2023, we entered into a Default Waiver and First Amendment to Loan and Security Agreement with the Lender, or the Amended 2022 Revolver, in which the Lender waived its rights and remedies against the Company and amended the 2022 Revolver. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025. As of December 31, 2024 and 2023, there were no balances outstanding under the Amended 2022 Revolver.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(30,247)	$(25,059)
Cash used in investing activities	(46,321)	(26,400)
Cash used in financing activities	(376)	(15,935)
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	13
Net decrease in cash, cash equivalents and restricted cash	$(77,009)	$(67,381)

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $30.2 million, primarily resulting from our net loss of $72.2 million and net cash used in changes in our operating assets and liabilities of $2.5 million, partially offset by noncash charges of $44.5 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2024, consisted primarily of a $2.9 million decrease from changes in accounts receivable and a $1.7 million decrease from changes in inventory, partially offset by a $2.3 million increase from changes in accounts payable and accrued expenses. Noncash changes consisted primarily of a $40.7 million goodwill impairment charge and $11.8 million in stock-based compensation charges, partially offset by $13.2 million from the change in fair value of contingent consideration.

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

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $46.3 million, due to cash paid with the acquisition of RedWave of $44.8 million and $0.6 million in purchases of property and equipment. In addition, $55.5 million in cash was used for purchases of marketable securities, partially offset by $54.6 million in proceeds from maturities of marketable securities.

During the year ended December 31, 2023, net cash used in investing activities was $26.4 million, due to $48.9 million in purchases of marketable securities, partially offset by $24.5 million in proceeds from maturities of marketable securities and $2.0 million in purchases of property and equipment.

Financing Activities

Cash used in financing activities during the year ended December 31, 2024, was $0.4 million, due primarily to a $0.5 million payment for contingent consideration earned with our acquisition of Trace Analytics GmbH.

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

Contractual Obligations

We have operating lease obligations for office space and certain equipment, which have remaining lease terms ranging from less than one year to nine years. The total future minimum payments under such leases are $8.5 million as of December 31, 2024, of which $2.3 million is expected to be paid in 2025.

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

During the year ended December 31, 2023, we made no cash contributions to our foreign pension plan, assumed as a part of Trace Analytics GmbH acquisition. The plan was transferred and the Company was released from the pension obligation in April 2023.

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

From time to time, we generate revenue from short and long-term contracts associated with the design and development and delivery of detection devices or related design and support services.

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

Goodwill and Long-Lived Assets

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

Item 8. Financial Statements and Supplementary Data.

908 DEVICES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 908 Devices Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 908 Devices Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 7, 2025

We have served as the Company's auditor since 2013.

908 DEVICES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$44,032	$121,041
Marketable securities	25,568	24,641
Accounts receivable, net of allowance for credit losses of $525 and $395 at December 31, 2024 and December 31, 2023	12,627	8,989
Inventory	16,173	14,938
Prepaid expenses and other current assets	4,655	4,181
Total current assets	103,055	173,790
Operating lease, right-of-use assets	6,910	6,233
Property and equipment, net	3,421	3,342
Goodwill	—	10,367
Intangible assets, net	45,261	7,860
Other long-term assets	829	1,389
Total assets	$159,476	$202,981
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,063	$1,191
Accrued expenses	9,096	8,713
Deferred revenue	12,125	10,629
Operating lease liabilities	1,865	2,016
Total current liabilities	25,149	22,549
Operating lease liabilities, net of current portion	4,742	3,929
Deferred revenue, net of current portion	10,679	8,571
Deferred income taxes	2,030	2,441
Contingent consideration	2,284	—
Total liabilities	44,884	37,490
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,098,493 shares and 32,519,023 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	35	33
Additional paid-in capital	356,216	334,692
Accumulated other comprehensive income	1,146	1,365
Accumulated deficit	(242,805)	(170,599)
Total stockholders' equity	114,592	165,491
Total liabilities and stockholders' equity	$159,476	$202,981

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Product revenue	$43,922	$40,214
Service and contract revenue	15,709	10,015
Total revenue	59,631	50,229
Cost of revenue:
Product cost of revenue	21,645	18,428
Service and contract cost of revenue	8,130	6,479
Total cost of revenue	29,775	24,907
Gross profit	29,856	25,322
Operating expenses:
Research and development	25,495	21,904
Selling, general and administrative	53,636	46,069
Change in fair value of contingent consideration	(13,216)	107
Goodwill impairment	40,659	—
Total operating expenses	106,574	68,080
Loss from operations	(76,718)	(42,758)
Other income, net:
Interest income	4,494	6,480
Interest expense	—	(201)
Other expense, net	(264)	(131)
Total other income, net	4,230	6,148
Loss from operations before income taxes	(72,488)	(36,610)
Benefit for income taxes	282	211
Net loss	$(72,206)	$(36,399)
Net loss per share
Basic and diluted	$(2.12)	$(1.13)
Weighted average common shares outstanding
Basic and diluted	34,076,321	32,239,394

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	(72,206)	(36,399)
Other comprehensive income (loss)
Foreign currency translation adjustment	(219)	554
Unrealized gain on marketable securities, net of tax of $0	—	13
Total other comprehensive income (loss)	(219)	567
Comprehensive loss	$(72,425)	$(35,832)

908 DEVICES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	31,859,847	32	323,969	798	(134,200)	190,599
Issuance of common stock upon exercise of stock options	264,971	1	431	—	—	432
Stock-based compensation expense	—	—	9,787	—	—	9,787
Issuance of common stock upon ESPP purchase	93,644	—	505	—	—	505
Vesting of restricted stock units	300,561	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	554	—	554
Unrealized gain on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(36,399)	(36,399)
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	347,483	—	570	—	—	570
Stock-based compensation expense	—	—	11,763	—	—	11,763
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	161,345	—	576	—	—	576
Vesting of restricted stock units	573,471	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	(72,206)	(72,206)
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(72,206)	$(36,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	40,659	—
Depreciation and amortization expense	4,682	2,384
Stock-based compensation expense	11,763	9,787
Noncash interest expense and loss on extinguishment of debt	—	192
Provision for inventory obsolescence	653	663
Net amortization of premiums and accretion of discounts on marketable securities	13	(301)
Loss on disposal of property and equipment	54	—
Provision for credit losses	176	386
Change in fair value of contingent consideration	(13,216)	107
Deferred income tax	(283)	(305)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(2,927)	680
Inventory	(1,664)	(3,902)
Prepaid expenses and other current assets	(445)	(513)
Other long-term assets	559	(135)
Accounts payable and accrued expenses	2,319	2,033
Deferred revenue	(368)	179
Right-of-use operating lease assets	2,047	1,668
Operating lease liabilities	(2,063)	(1,583)
Net cash used in operating activities	(30,247)	(25,059)
Cash flows from investing activities:
Purchases of property and equipment	(602)	(2,045)
Purchases of marketable securities	(55,500)	(48,874)
Acquisition of RedWave Technology, net of cash acquired	(44,783)	—
Proceeds from maturities of marketable securities	54,564	24,519
Net cash used in investing activities	(46,321)	(26,400)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(1,105)	(776)
Proceeds from issuance of common stock	1,146	936
Repayment on revolving line of credit	—	(15,000)
Payments for contingent consideration	(417)	(1,095)
Net cash used in financing activities	(376)	(15,935)
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	13
Net decrease in cash, cash equivalents and restricted cash	(77,009)	(67,381)
Cash, cash equivalents and restricted cash at beginning of period	121,212	188,593
Cash, cash equivalents and restricted cash at end of period	$44,203	$121,212
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$—	$23
Transfers of inventory to property and equipment	$1,158	$1,047
Transfers of property and equipment to inventory	$—	$214
Fair value of common stock issued for acquisition of RedWave Technology	$8,616	$—
Cash paid for taxes	$184	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,032	$121,041
Restricted cash included in other long-term assets	171	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,203	$121,212

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

Acquisitions

The Company acquired CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), located in Danbury, Connecticut in April 2024. RedWave is a leading provider of portable FTIR spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR (Fourier Transform Infrared), an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides the Company with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave bolsters the Company’s desktop portfolio with a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications. See Note 19, Acquisition, for further information.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $72.2 million and $36.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $242.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 7, 2025, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, channel partner, or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and comprehensive loss or cash flows. A reclassification has been made to the Consolidated Statements of Operation for fiscal year ended December 31, 2023, to combine service revenue and contract revenue to be a combined line item.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. No customer represented for 10% or more of total revenue for the year ended December 31, 2024. One customer represented 21% of total revenue for the year ended December 31, 2023. As of December 31, 2024, one customer accounted for 15% of gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of gross accounts receivable.

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

Accounts Receivable, net

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2024 and December 31, 2023, the Company recorded a $0.5 million allowance and a $0.4 million allowance for credit losses, respectively. The following is a summary of the activity of the Company’s allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023
Balances at beginning of period	$395	$25
Current period change for expected credit loss	190	386
Deduction / recoveries collected	(60)	(16)
Balances at end of period	$525	$395

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

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s products. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2024 and 2023.

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

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the years ended December 31, 2024 or 2023.

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, the estimated control premium, and other factors, to determine the fair value. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges in the reporting period in which the impairment is determined.

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

Segment Information

The Company manages its operations on a consolidated basis and as a single segment for the purposes of assessing performance and making operating decisions. The Company provides a suite of purpose-built handheld and desktop mass spectrometry devices for use in a broad array of markets including life sciences research, bioprocessing, pharma/biopharma, forensics and adjacent markets. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer. See Note 20, Segment Reporting and Geographic Data, for disclosure of significant segment expenses and tangible assets by Geographic locations.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to revenue as of December 31, 2024 or 2023.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liability related to deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue.

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

Generally, revenue for long-term contracts is recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time such as not creating an asset with an alternative use and having an enforceable right to payment for completed performance. However, the Company evaluates the proper revenue recognition on a contract by contract basis, as each contract generally contains terms specific to the underlying agreement which could result in differing performance obligations and payment terms (cost plus, fixed price agreements among others). For revenue recognized under the cost-to-cost measure of progress basis, the Company continually assesses total costs expected to be incurred and if such costs require adjustment to the measure of progress, the Company records such adjustment as a change in estimate on a cumulative catch-up basis in the period of adjustment.

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

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2024	2023
Balances at beginning of period	$19,200	$16,510
Recognition of revenue included in balance at beginning of the period	(10,129)	(7,575)
Deferred revenue acquired, net of revenue recognized	2,914	—
Revenue deferred during the period, net of revenue recognized	10,819	10,265
Balances at end of period	$22,804	$19,200

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to revenue are expected to be recognized in the future as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred revenue expected to be recognized in:
One year or less	$12,125	$10,629
One to two years	5,338	5,080
Three years and beyond	5,341	3,491
	$22,804	$19,200

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

Disaggregated Revenue

The Company’s revenue consists of sales of devices and recurring revenue which includes consumables, accessories, the sale of service and extended warranty plans and contract revenue. The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Device sales revenue	$35,991	$33,379
Recurring revenue	23,323	16,480
Contract revenue	317	370
Total revenue	$59,631	$50,229

The following table presents the Company’s revenue by device type (in thousands):

	Year Ended December 31,
	2024	2023
Handheld revenue:
Device sales revenue	$31,684	$27,859
Recurring revenue	14,422	10,011
Contract revenue	132	370
Total handheld revenue	46,238	38,240
Desktop revenue:
Device sales revenue	4,307	5,520
Recurring revenue	8,901	6,469
Contract revenue	185	—
Total desktop revenue	13,393	11,989
Total revenue	$59,631	$50,229

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Government	$46,161	$38,232
Pharmaceutical/Biotechnology	13,062	11,340
Academia and other	408	657
Total revenue	$59,631	$50,229

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Year Ended December 31,
	2024	2023
United States	$41,965	$38,173
Europe, Middle East and Africa	13,463	9,378
Asia Pacific	3,343	1,825
Americas other	860	853
Total revenue	$59,631	$50,229

International sales are comprised of product and service revenue, with all contract revenue being attributable to North America.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in revenue in the accompanying consolidated statements of operations and comprehensive loss. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

Advertising Expense

The Company expenses costs of advertising as incurred. Advertising costs was $2.0 million and $1.8 million during the years ended December 31, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosure (“Topic 280”) to establish standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance. The Company adopted this standard during the year ended December 31, 2024. See Note 20, Segment Reporting and Geographic Data, for further information and disclosures.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$20,857	$—	$—	$20,857
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	25,568	—	25,568
Total assets measured at fair value	$20,857	$25,568	$—	$46,425
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	2,284	2,284
Total liabilities measured at fair value	$—	$—	$2,284	$2,284

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$94,165	$—	$—	$94,165
Cash equivalents - U.S. Treasury securities	—	4,964	—	4,964
Marketable securities - U.S. Treasury securities due in 3 - 6 months	—	24,641	—	24,641
Total assets measured at fair value	$94,165	$29,605	$—	$123,770
Other current liabilities:
Acquisition-related contingent consideration	—	—	500	500
Total liabilities measured at fair value	$—	$—	$500	$500

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2024 or 2023.

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

For the acquisition of TRACE Analytics GmbH, located in Braunschweig, Germany (“Trace”) in August 2022, the amount was contingent based on the acquired business’ performance for the milestones ranging from the date of acquisition to June 30, 2024. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain technological integration targets, forecasted results or targets, volatility of the common stock price of the Company, and discount rates. The sellers in the Trace acquisition achieved two of three milestones under the share purchase and transfer agreement, and accordingly the Company paid the sellers $0.5 million in August 2023 and $0.5 million in February 2024. During the fourth quarter of 2023, the probability weighted fair value of the remaining future earnout related to the Trace acquisition was determined to be zero and the accumulated accretion under the last milestone and the relative contingent consideration have been reduced to zero. As of June 30, 2024, the sellers did not meet the last milestone and the measurement period for the milestone ended on June 30, 2024.

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

As of December 31, 2024, the fair value of the contingent consideration was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $2.20 per share, revenue projections, an equity volatility rate of the Company of 80%, a revenue volatility rate of 26% and a discount rate of 19%. The fair value of contingent consideration decreased by $13.2 million during the year ended December 31, 2024 from the acquisition date fair value of contingent consideration, primarily due to the change in revenue projections from operating decisions made post-acquisition and sustained decreases in the Company’s publicly quoted share price during the third and fourth quarters of 2024. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2023	$500
Acquisition date fair value of contingent consideration - earnout	15,500
Decrease in fair value of contingent consideration earnouts	(13,216)
Contingent consideration payment	(500)
Balance as of December 31, 2024	$2,284

The change in the fair value of contingent consideration liability is included in loss from operations.

Please refer to Note 19, Acquisition, for further detail on RedWave acquisition. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

4. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$25,555	$13	$—	$—	$25,568

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$24,628	$13	$—	$—	$24,641

As of December 31, 2024 and 2023, marketable securities consisted of investments that mature within one year. The Company purchased a total of approximately $55.5 million of U.S. treasury securities during the year ended December

31, 2024. The U.S. treasury securities that matured were approximately $54.6 million and none were sold before maturity. Interest earned on maturities of marketable securities is $1.4 million and $0.8 million for the year ended December 31, 2024 and 2023, respectively.

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$10,848	$11,294
Work-in-progress	1,528	1,717
Finished goods	3,797	1,927
	$16,173	$14,938

During the years ended December 31, 2024 and 2023, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $1.2 million and $1.0 million, respectively.

6. Goodwill and Intangible Assets, net

Goodwill

As of December 31, 2024, the Company carried no goodwill balance. The following is a rollforward of the Company’s goodwill balance (in thousands):

	Year Ended December 31,
	2024	2023
Balances at beginning of period	$10,367	$10,050
Goodwill acquired	30,160	—
Goodwill impairment	(40,659)	—
Foreign currency impact	132	317
Balances at end of period	$—	$10,367

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

In performing the quantitative assessment of goodwill, the reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 20% (reflecting the amount that would be paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluated the implied control premium by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $30.5 million noncash goodwill impairment charge during the third quarter of 2024.

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization during the fourth quarter of 2024, the Company determined that there was a triggering event for its goodwill, definite-lived intangible assets, and other long-lived assets as of December 31, 2024.

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

In performing the quantitative assessment of goodwill, the reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 20%. The Company evaluated the implied control premium by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded an additional $10.6 million noncash goodwill impairment charge for the three months ended December 31, 2024 to fully impair the carrying amount of goodwill.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	December 31, 2024
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$5,642	$(1,200)	$91	$4,533
Developed Technology	43,047	(2,531)	140	40,656
Software	254	(185)	3	72
Trade Name	61	(61)	—	—
	$49,004	$(3,977)	$234	$45,261

	December 31, 2023
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$3,142	$(580)	$240	$2,802
Developed Technology	4,967	(487)	395	4,875
Software	254	(108)	18	164
Trade Name	61	(45)	3	19
	$8,424	$(1,220)	$656	$7,860

Amortization expense for intangible assets was recorded in the following expense categories of its consolidated statements of operations (in thousands):

	December 31,
	2024	2023
Cost of revenue	$2,121	$428
Selling, general and administrative expenses	625	449
	$2,746	$877

Estimated future amortization expense for the intangible assets as of December 31, 2024 is as following (in thousands):

2025	$3,685
2026	3,614
2027	3,609
2028	3,609
2029	3,609
Thereafter	27,135
$45,261

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory and demonstration equipment	$10,312	$8,267
Computer equipment and software	357	202
Furniture and fixtures	545	372
Construction in progress	41	53
Leasehold improvements	598	395
	11,853	9,289
Less: Accumulated depreciation and amortization	(8,432)	(5,947)
	$3,421	$3,342

Depreciation expense amounted to $1.9 million and $1.5 million in each of the years ended December 31, 2024 and 2023, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation and benefits	$6,767	$5,994
Accrued warranty	1,004	942
Accrued professional fees	812	560
Contingent consideration, current portion	—	500
Accrued other	513	717
	$9,096	$8,713

Changes in the Company’s product warranty obligation are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Accrual balance at beginning of period	$942	$1,119
Provision for new warranties	1,586	1,273
Settlements and adjustments made during the period	(1,524)	(1,450)
Accrual balance at end of period	$1,004	$942

9. Restructuring

In November 2024, the Company announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company implemented an approximately 11% workforce reduction to rationalize the Company’s bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, the Company is transitioning manufacturing operations from Boston to North Carolina and Connecticut, to be completed in 2025.

For the year ended December 31, 2024, the Company incurred approximately $0.7 million of expenses related to the restructuring. These expenses were primarily for cash payments of severance and employee benefits, majority of which was paid as of December 31, 2024 and less than $0.1 million was recorded in accrued liabilities as of December 31, 2024.

The following table summarizes the charges related to restructuring activities by type of cost (amounts in thousands):

	Year Ended December 31, 2024
	Severance & Employee-Related Costs	Total
Cost of revenue	$69	$69
Research and development expenses	99	99
Selling, general and administrative expenses	542	542
	$710	$710

The restructuring was substantially completed in December 2024 and less than $0.1 million was recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2024. The Company did not incur any facility or other exit costs for transitioning manufacturing operations from Boston into North Carolina and Connecticut, however these are expected to be incurred in 2025.

10. Long-Term Debt

Loan and Security Agreements

Amended 2022 Revolver

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

As of March 31, 2023, the Company had transferred substantially all its cash and cash equivalents away from SVB and deposited the funds with new financial institutions. As a result of the transfer of the Company’s cash, cash equivalents and marketable securities, the Company was in default of its financial covenants under the 2022 Revolver. The Company recorded a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2023, which was included in interest expense in the consolidated statements of operations.

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

11. Post-Retirement Benefit Obligations

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

The Company did not contribute to the plan in the year ended December 31, 2024 or 2023.

12. Warrants

As of December 31, 2024 and 2023, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

13. Equity

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

14. Stock-Based Compensation

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

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of December 31, 2024, 903,900 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan. On January 1, 2025, the number of shares reserved and available for issuance under the 2020 Plan automatically increased by 1,403,940 shares.

In March 2023, the compensation committee of the Company’s board of directors granted an aggregate of 53,794 performance-based restricted stock units, (“Market Condition Based PSUs”) under the 2020 Stock Option and Incentive Plan to the Company’s chief executive officer. Each PSU is equivalent in value to one share of the Company’s common stock. The maximum payout percentage for all PSUs granted by the Company is 100%.

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

In May 2024, 52,084 performance-based restricted stock units, (“Performance Condition Based PSUs”) were granted under the 2020 Plan to employees. Each Performance Condition Based PSU is equivalent in value to one share of the Company’s common stock and related to revenue targets for the period up to April 2026. On January 29, 2025, 26,042 of these units vested, and the balance remains subject to additional performance conditions.

The maximum payout percentage for all performance-based restricted stock units, including Market Condition Based PSUs and Performance Condition Based PSUs, granted by the Company is 100%.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of December 31, 2024, 611,142 shares remained available for issuance under the 2020 ESPP. During the year ended December 31, 2024 and 2023, the Company issued 161,345 shares and 93,644 shares, respectively, under the 2020 ESPP plan. On January 1, 2025, the number of shares reserved and available for issuance under the 2020 ESPP did not increase pursuant to the determination of the administrator of the 2020 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.2%	4.1%
Expected volatility	82%	69%
Expected dividend yield	—	—
Expected term (in years)	6	6

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of 2020 ESPP granted:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.8%	5.3%
Expected volatility	71%	82%
Expected dividend yield	—	—
Expected term (in years)	0.5	0.5

The following table summarizes the Company’s option activity for the fiscal year ended December 31, 2024:

		Weighted
		Average	Weighted	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	2,427,417	$6.34	6.4	$14,917
Granted	537,186	6.95
Exercised	(347,483)	1.64
Forfeited or expired	(9,758)	15.71
Outstanding at end of period	2,607,362	$7.06	6.5	$451
Vested and expected to vest at end of period	2,559,879	$7.05	6.5	$451
Exercisable at end of period	1,863,314	$6.45	5.6	$451

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.7 million and $1.7 million, respectively. As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was $3.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $5.06 per share and $5.77 per share, respectively.

The following table summarizes the Company’s restricted stock units activity for the fiscal year ended December 31, 2024:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at beginning of period	1,840,681	$11.77
Granted	1,541,054	6.56
Vested and released	(573,471)	12.63
Forfeited	(217,125)	9.42
Unvested at end of period	2,591,139	$8.68

The weighted average grant date fair value for RSUs granted for the years ended December 31, 2024 and 2023 was $6.56 and $8.69, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2024 and 2023 was $3.7 million and $2.5 million, respectively.

The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2024 was $14.6 million and the weighted-average period over which this cost is expected to be recognized is 2.3 years.

The following table summarizes the Company’s performance-based restricted stock units activity for the fiscal year ended December 31, 2024:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at beginning of period	53,794	$3.99
Granted	52,084	5.76
Vested and released	—
Forfeited	—
Unvested at end of period	105,878	$4.86

The weighted average grant date fair value for PSUs granted for the years ended December 31, 2024 and 2023 was $5.76 and $3.99, respectively. The aggregate intrinsic value of the PSUs vested and released for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

The remaining unrecognized compensation expense for outstanding PSUs as of December 31, 2024 was $0.2 million and the weighted-average period over which this cost is expected to be recognized is 1.2 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$753	$577
Research and development expenses	3,455	2,691
Selling, general and administrative expenses	7,555	6,519
	$11,763	$9,787

15. Leases

The Company has operating leases for real estate. Lease expiration dates range between 2025 and 2034.

The Company has leases for office space and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year to approximately seven years. Some of the leases include options to extend the lease for up to two years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. All of the leases recorded on the consolidated balance sheets as ROU assets are operating leases.

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

In February 2025, the Company entered into a new operating lease agreement in Massachusetts to relocate the machine shop from the Company’s headquarter to a lower cost location. The new lease is for approximately 3,500 rentable square feet and commenced in March 2025 for a term of 60 months with total lease costs of approximately $0.2 million.

In March 2025, as a part of the Securities and Asset Purchase Agreement (the “Repligen Purchase Agreement”), Repligen Corporation (“Repligen”) assumed the lease obligations for the facility in Braunschweig, Germany and North Carolina. See Note 21, Subsequent Events.

The components of lease expense under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,543	$2,176
Short-term lease cost	106	70
Variable lease cost	147	133
	$2,796	$2,379

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,569	$2,118
Operating lease liabilities arising from obtaining right-of-use assets	$2,740	$3,017

The weighted-average remaining lease term and discount rate were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	6.10	3.96
Weighted-average discount rate - operating leases	8.0%	8.4%

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

Future annual minimum lease payments under operating leases as of December 31, 2024 are as follows (in thousands):

2025	$2,303
2026	940
2027	966
2028	937
2029	965
Thereafter	2,408
Total future minimum lease payments	8,519
Less: imputed interest	(1,912)
Total operating lease liabilities	$6,607

16. Commitments and Contingencies

Operating Leases

The Company’s commitments under its leases are described in Note 15.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company made contributions of $0.6 million and $0.5 million for the year ended December 31, 2024 and 2023, respectively.

Contingent Consideration – Earnout and Pension Liability

Earnouts and Pension liabilities from acquisition of Trace Analytics GmbH

The Company agreed to pay three milestone based earnouts under the Trace purchase agreement for the total potential payout of $2.0 million. Milestones were based on target revenues, and technical integration of 908 Devices

GmbH (formerly Trace Analytics) systems and knowledge, and ranged from the closing date of August 3, 2022 to June 30, 2024. In addition, the Company withheld $0.9 million of consideration.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

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

17. Net Loss

The Company’s basic and diluted net loss per share was $2.12 and $1.13 for the years ended December 31, 2024 and 2023, respectively.

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

	December 31,
	2024	2023
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,607,362	2,427,417
Performance stock units	105,878	53,794
Restricted stock units	2,591,139	1,840,681
	5,397,082	4,414,595

18. Income Taxes

During the years ended December 31, 2024 and 2023, the Company recognized an income tax benefit of $0.3 million and $0.2, respectively. The income tax benefit recognized during the years ended December 31, 2024 and 2023, primarily resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of 908 Devices GmbH.

During the years ended December 31, 2024 and 2023, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(3.0)	(3.2)
Federal and state research and development tax credits	(2.7)	(5.0)
Nondeductible items	4.4	3.1
Change in valuation allowance	22.1	25.5
Effective income tax rate	(0.2)%	(0.6)%

Net deferred tax liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$32,199	$27,221
Research and development tax credit carryforwards	12,509	10,557
Lease liability	1,571	1,362
Deferred Revenue	2,234	2,527
Amortization	4,658	69
Accrued expenses and other	7,033	5,352
Capitalization under Section 174(a)	10,295	7,172
Total deferred tax assets	70,499	54,260
Deferred tax liabilities:
Right-of-use asset	(1,646)	(1,394)
Intangible assets	(2,067)	(2,482)
Total deferred tax liabilities	(3,713)	(3,876)
Valuation allowance	(68,816)	(52,825)
Net deferred tax liabilities	$(2,030)	$(2,441)

As of December 31, 2024, the Company had gross federal and state operating loss carryforwards of $127.9 million and $92.5 million, respectively, which may be available to offset future taxable income and begin to expire in 2032 and 2025, respectively, of which $93.5 million of federal gross operating losses do not expire. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $8.6 million and $4.8 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, as of December 31, 2024 and 2023, a full valuation allowance has been established against the net deferred tax assets, except for deferred tax liabilities recorded under our foreign jurisdiction, which amounted to $2.0 million and $2.4 million as of December 31, 2024 and 2023, respectively.

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance as of beginning of year	$52,825	$43,510
Increases recorded to income tax provision	15,991	9,315
Valuation allowance as of end of year	$68,816	$52,825

As of December 31, 2024 and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2020 to the present; however, carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

19. Acquisition

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

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration (see Note 16).

The Company has accounted for the acquisition of RedWave as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of RedWave have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their fair values as of April 29, 2024. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2024. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, goodwill and among other items. The completion of the valuation will occur no later than one year from the acquisition date and no measurement period adjustments have been made since the acquisition date of April 29, 2024.

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

(1)The share consideration component of the estimated purchase price consideration is computed on the basis of 1,497,171 shares issued and the closing price of the Company’s common stock on the Nasdaq Global Market of $5.755 per share on April 29, 2024, which was the date the shares were issued.

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

The results of RedWave’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition. RedWave contributed $11.2 million in revenue for the year ended December 31, 2024. The Company has not disclosed RedWave’s net income or loss since the acquisition date because the RedWave business is fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine these amounts.

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

	Year Ended December 31,
	2024	2023
Revenue (unaudited)	$64,585	$63,984
Pre-tax loss (unaudited)	$(73,625)	$(41,740)

Supplemental pro forma pre-tax loss for the year ended December 31, 2024 was adjusted to exclude $2.3 million of acquisition-related costs, and include additional $2.9 million of intangible amortization costs. 2023 supplemental pro forma earnings were adjusted to include $2.3 million of acquisition-related costs, and $2.9 million of intangible amortization costs.

20. Segment Reporting and Geographic Data

The Company has determined that it operates and is managed as one operating segment on a consolidated basis and its Chief Executive Officer is the CODM (see Note 2). The Company’s CODM is regularly provided R&D expenses, sales and marketing expenses, general and administrative expenses and total assets. The Company’s segment performance measure is net income(loss), which is used by our CODM when assessing performance and allocating capital and resources to our business.

The CODM uses total revenues and operating results, predominantly in the strategic plan, annual operating plan and quarterly forecast review processes. During these processes, the CODM considers budget-to-actual variances to evaluate both internal (e.g., changes in selling prices, strategic growth investments, productivity, business mix, newly acquired/divested businesses, etc.) and external (e.g., inflation, foreign currency, etc.) events and conditions.

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Year Ended December 31,
	2024	2023
Total revenue	$59,631	$50,229
Significant segment expenses(incomes)
Cost of revenues	29,775	24,907
Research and development	25,495	21,904
Sales and marketing	31,454	28,217
General and administrative	22,182	17,852
Goodwill impairment	40,659	—
Change in fair value of contingent consideration	(13,216)	107
Other segment items(1)	(4,512)	(6,359)
Net loss	(72,206)	(36,399)
(1)	Includes interest income, interest expense, other expense, net and benefit for income taxes.

See Note 2 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	December 31,
	2024	2023
Long-lived assets(1) by country:
United States	$9,700	$9,014
All other countries	631	561
Total long-lived assets	$10,331	$9,575

(1)	Long-lived assets exclude goodwill, other intangible assets and other assets.

The CODM is not provided any asset information other than total assets as presented on the consolidated balance sheet.

21. Subsequent Event

Grant of Restricted Stock Units and Stock Options under the 2020 Plan

On March 3, 2025, the Company granted 1,875,384 restricted stock units to employees under the 2020 Stock Plan. The restricted stock units vest over a three-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $3.7 million, which is being amortized as stock compensation expense over the vesting term.

On March 3, 2025, the Company granted 286,829 stock options to employees under the 2020 Stock Plan. The stock options vest over a three-year period. The stock options have an exercise price of $1.98, which was the Company’s closing stock price at the date of grant. The total fair value of these stock options at the grant date was $0.4 million using the Black-Scholes option pricing model, and the value is being amortized as stock compensation expense over the vesting term.

Divestment of Desktop Products

On March 4, 2025 (the “Closing Date”), the Company entered into the Repligen Purchase Agreement with Repligen to sell our desktop devices used in bioprocessing and life science research (the “Transaction”). On the Closing Date, the sale was completed for aggregate cash proceeds of approximately $66.0 million after transaction costs. We will record gain on sale, which will be included as a component of income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2025.

As a part of the Repligen Purchase Agreement, Repligen acquired from the Company 100% of the Company’s direct interests in 908 Devices GmbH, a wholly owned subsidiary of the Company. In addition, in connection with the Transaction, Repligen assumed the lease obligations for the facility in North Carolina and entered into employment agreements with more than fifty employees of the Company. In conjunction with the Repligen Purchase Agreement, the Company and Repligen also entered into a supply agreement to supply certain products manufactured and/or sold by the Company to Repligen (the “Supply Agreement”), as well as an agreement to provide to Repligen or, at Repligen’s election, its Subsidiaries, certain transition services in relation to the Desktop portfolio (the “Transition Services Agreement”). Subsequent to the Closing Date, and anticipated to be in March 2025, the Company will terminate the remaining employees that were previously supporting the Desktop Business and not providing transition services support.

In early March 2025, the Transaction met all the conditions to be classified as assets held for sale. The Company considered the Transaction to represent a strategic shift that will have a major effect on its operations and financial results. Therefore, the Transaction represents a discontinued operation. The Company stopped depreciating the property, plant and equipment of our desktop devices used in bioprocessing and life science research on the date the Transaction met all the held for sale conditions.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired RedWave Technology on April 29, 2024. The financial results of RedWave Technology are included in our consolidated financial statements as of December 31, 2024 and for the year then ended. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include RedWave Technology. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment in the year such business is acquired. The total assets and total revenues of RedWave Technology represents approximately 2% and 27%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

On March 4, 2025, the Company entered into second amendments to executive employment agreements (collectively, the “Second Amendments to Executive Employment Agreements”) with each of Kevin J. Knopp, Ph.D., the Company’s Chief Executive Officer, Joseph H. Griffith IV, the Company’s Chief Financial Officer and Michael S. Turner, the Company’s Chief Legal and Administrative Officer (the “NEOs”), in each case effective as of March 4, 2025. The Second Amendments to Executive Employment Agreements reflect the following material changes:

In the event of an involuntary termination without “cause” (as such term is defined in the Executive Employment Agreements) or a resignation for “good reason” (as such term is defined in the Executive Employment Agreements), outside of a “change in control period” (as such term is defined in the Executive Employment Agreements), each of Mr. Griffith and Mr. Turner shall be, in addition to other benefits, entitled to payments from the Company for a period of 12 months following termination, for continuation of then current base salary and the Company portion of health benefit premiums.

In the event of an involuntary termination without “cause” or a resignation for “good reason”, inside of a “change in control period”, each of Mr. Knopp, Mr. Griffith and Mr. Turner shall be, in addition to other benefits, entitled to a lump sum payment from the Company in an amount equal to one (1) times the sum of: (A) then current base salary, plus (B) then current target annual bonus.

This summary is qualified in its entirety by reference to the Second Amendments to Executive Employment Agreements, copies of which are included as Exhibits 10.21, 10.22 and 10.23 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.4#

Amended and Restated Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)

10.5#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 11, 2022)

10.6#

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.7#

Form of Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.8#

Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1(File No. 333-250954) filed with the SEC on November 25, 2020)

10.9+

Amended and Restated Exclusive License Agreement between the Registrant and The University of North Carolina at Chapel Hill, dated May 20, 2015, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 16, 2020)

10.16

Lease by Harbor Industrial Development LLC to the Registrant, dated January 2, 2018, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

10.17

Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001 039815) filed with the SEC on November 8, 2022)

10.18#

Form of First Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)

10.19

Default Waiver and First Amendment to Loan and Security Agreement, dated as of August 4, 2023, by and between 908 Devices Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on August 8, 2023).

10.20

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

10.21*	Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Kevin J. Knopp, Ph.D.
10.22*	Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Joseph H. Griffith IV
10.23*	Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Michael S. Turner
10.24

Securities and Asset Purchase Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Repligen Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on March 4, 2025)

19*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, PCAOB ID 238
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)
101.INS*	Inline XBRL Instant Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.
*	Filed herewith.
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

908 DEVICES INC.

Date: March 7, 2025	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Knopp, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
Kevin J. Knopp, Ph.D.

/s/ Joseph H. Griffith IV	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Joseph H. Griffith IV

/s/ E. Kevin Hrusovsky	Chairman of the Board of Directors	March 7, 2025
E. Kevin Hrusovsky

/s/ Keith L. Crandell	Director	March 7, 2025
Keith L. Crandell

/s/ Fenel M. Eloi	Director	March 7, 2025
Fenel M. Eloi

/s/ Jeffrey P. George	Director	March 7, 2025
Jeffrey P. George

/s/ Marcia Eisenberg, Ph.D.	Director	March 7, 2025
Marsha Eisenberg, Ph.D.

/s/ Mark Spoto	Director	March 7, 2025
Mark Spoto

/s/ Tony J. Hunt	Director	March 7, 2025
Tony J. Hunt

/s/ Michele M. Leonhart	Director	March 7, 2025
Michele M. Leonhart