Form 10-Q
period 2025-03-31
908 Devices Inc.
filed 2025-05-13
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 35,861,154 shares of common stock, $0.001 par value per share, issued and outstanding.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, ThreatID, ProtectIR, XplorIR, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$79,164	$43,355
Marketable securities	45,151	25,568
Accounts receivable, net of allowance for credit losses of $544 and $524 at March 31, 2025 and December 31, 2024	6,930	8,852
Inventory	12,738	10,886
Prepaid expenses and other current assets	5,021	4,184
Current assets of discontinued operations	—	10,210
Total current assets	149,004	103,055
Operating lease, right-of-use assets	3,574	3,842
Property and equipment, net	1,509	1,595
Intangible assets, net	37,967	38,679
Other long-term assets	3,973	511
Non-current assets of discontinued operations	—	11,794
Total assets	$196,027	$159,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,846	$1,368
Accrued expenses	4,963	7,195
Deferred revenue	9,699	10,417
Operating lease liabilities	1,053	1,473
Current liabilities of discontinued operations	—	4,696
Total current liabilities	19,561	25,149
Operating lease liabilities, net of current portion	2,714	2,600
Deferred revenue, net of current portion	9,545	10,213
Contingent consideration	4,783	2,284
Non-current liabilities of discontinued operations	—	4,638
Total liabilities	36,603	44,884
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,739,556 shares and 35,098,493 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	36	35
Additional paid-in capital	358,592	356,216
Accumulated other comprehensive (loss) income	(2)	1,146
Accumulated deficit	(199,202)	(242,805)
Total stockholders' equity	159,424	114,592
Total liabilities and stockholders' equity	$196,027	$159,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$8,529	$5,232
Service and contract revenue	3,248	2,190
Total revenue	11,777	7,422
Cost of revenue:
Product cost of revenue	4,725	2,419
Service and contract cost of revenue	1,511	1,116
Total cost of revenue	6,236	3,535
Gross profit	5,541	3,887
Operating expenses:
Research and development	3,829	3,292
Selling, general and administrative	10,239	8,206
Change in fair value of contingent consideration	2,499	—
Total operating expenses	16,567	11,498
Loss from continuing operations	(11,026)	(7,611)
Other income, net:
Interest income	816	1,729
Income from transition services agreement, net	406	—
Other expense, net	(33)	(13)
Total other income, net	1,189	1,716
Net loss from continuing operations	(9,837)	(5,895)
Net income (loss) from discontinued operations, net of tax	53,440	(5,022)
Net income (loss) attributable to common stockholders	$43,603	$(10,917)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.18)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$1.51	$(0.15)
Net income (loss) per share attributable to common stockholders, basic and diluted	$1.23	$(0.33)
Weighted average common shares outstanding
Basic and diluted	35,386,483	32,710,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$43,603	$(10,917)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7)	(370)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	(1,125)	—
Unrealized (loss) gain on marketable securities, net of tax of $0	(16)	(15)
Total other comprehensive (loss) income	$(1,148)	$(385)
Comprehensive income (loss)	$42,455	$(11,302)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$43,603	$(10,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,291	1,328
Stock-based compensation expense	2,365	2,643
Provision for inventory obsolescence	109	151
Net amortization of premiums and accretion of discounts on marketable securities	(177)	(92)
Loss on disposal of property and equipment	—	28
Gain on sale of Desktop Portfolio, net of transaction costs	(56,599)	—
Provision for credit losses	20	25
Change in fair value of contingent consideration	2,499	—
Deferred income tax	—	(70)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	4,612	1,460
Inventory	(2,092)	(1,675)
Prepaid expenses and other current assets	(539)	343
Other long-term assets	(3,306)	42
Accounts payable and accrued expenses	(5,600)	(1,771)
Deferred revenue	(1,198)	(841)
Right-of-use operating lease assets	526	470
Operating lease liabilities	(533)	(481)
Net cash used in operating activities	(15,019)	(9,357)
Cash flows from investing activities:
Purchases of property and equipment	(159)	(903)
Purchases of marketable securities	(24,320)	(14,617)
Proceeds from sale of Desktop Portfolio	69,917	—
Proceeds from maturities of marketable securities	4,875	9,740
Net cash provided by (used in) investing activities	50,313	(5,780)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(201)	(939)
Proceeds from issuance of common stock	12	61
Payments for contingent consideration	—	(417)
Net cash used in financing activities	(189)	(1,295)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(10)
Net decrease in cash, cash equivalents and restricted cash	35,132	(16,442)
Cash, cash equivalents and restricted cash at beginning of period	44,203	121,212
Cash, cash equivalents and restricted cash at end of period	$79,335	$104,770
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$31	$—
Transfers of inventory to property and equipment	$—	$91
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$79,164	$104,599
Restricted cash included in prepaid expenses and other current assets	111	—
Restricted cash included in other long-term assets	60	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,335	$104,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

908 Devices Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2012. The Company is a commercial-stage technology company providing a suite of purpose-built handheld and desktop devices used at the point-of-need for chemical and biochemical analysis in vital health and safety applications including the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats.

The Company is subject to risks and uncertainties common to technology companies in the device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Potential risks and uncertainties also include, without limitation, uncertainties regarding elevated inflation and interest rates, and changes in countries’ trade policies and tariffs. Products currently under development will require additional research and development efforts prior to commercialization and will require additional capital and adequate personnel and infrastructure. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

Acquisition

The Company acquired CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), located in Danbury, Connecticut in April 2024. RedWave is a leading provider of portable Fourier Transform Infrared (“FTIR”) spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR, an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provided the Company with an expanded portfolio of handheld chemical analysis devices that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave provided a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications. See Note 15, Acquisition, for further information.

Divestment of Desktop Portfolio

The Company sold its wholly-owned subsidiary, 908 Devices GmbH and certain liabilities and specified assets of the Company which together constituted the entirety of the Company’s portfolio of desktop devices used in the field of bioprocessing PAT (the “Desktop Portfolio”) to Repligen Corporation and Repligen GmbH (“Repligen Corporation” or “Repligen”) on March 4, 2025 (the “Closing Date”). See Note 3, Discontinued Operation, for further information.

On the Closing Date, the Company entered into a Transition Services Agreement (the “TSA”) with Repligen, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the Desktop Portfolio. Under the TSA, the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Repligen has agreed to pay the Company for certain costs of the transition services performed by the Company under the TSA and these services are recorded within Other Income, net in the Company’s condensed consolidated statement of operations.

On the Closing Date, the parties entered into a Lease Assignment Assumption and Consent Agreement (the “Assignment and Assumption Agreement”). Under the Assignment and Assumption Agreement, the Company assigned to Repligen the Company’s rights in, to and under the real property lease for its North Carolina facility, and Repligen assumed the liabilities related thereto. In addition, as a result of the sale of 908 Devices GmbH, Repligen assumed the liabilities related to the real property lease in Braunschweig, Germany.

On the Closing Date, the Company entered into an UNC Intellectual Property Sublicense Agreement with Repligen (the “Sublicense Agreement”) under which the Company granted a sublicense to license certain Company rights to in-licensed technologies under the Company’s license agreement with the University of North Carolina (“UNC”). See Note 14, Commitments and Contingencies.

On the Closing Date, the company entered into a Supply Agreement with Repligen under which the Company will supply certain components to Repligen related to the Rebel product offering.

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through March 31, 2025, these costs amounted to approximately $4.0 million and are included within the net income (loss) from discontinued operations, net of tax line item on the Company's condensed consolidated statement of operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $9.8 million for the three months ended March 31, 2025 and $42.1 million for the year ended December 31, 2024. As of March 31, 2025, the Company had an accumulated deficit of $199.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Reclassifications

The Company’s Desktop Portfolio met all the conditions to be classified as held for sale and, because the Company considers the disposal of the Desktop Portfolio to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s Desktop Portfolio were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for the Company’s Desktop Portfolio are reflected within discontinued operations in the condensed consolidated statements of operation and comprehensive loss for all periods presented. For additional information, see Note 3, Discontinued Operations and TSA.

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the Desktop Portfolio in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 and statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been made. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, RedWave, and 908 Devices (Shanghai) Technology Co., Ltd. All intercompany balances and transactions have been eliminated.

Discontinued Operations

The Company accounted for the sale of its Desktop Portfolio in accordance with ASC 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. The sale of its Desktop Portfolio met the held-for-sale criteria as defined in ASC 205.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related condensed consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions, estimated fair value used to record impairment charges related to goodwill, fair value of contingent consideration, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the impact of elevated inflation and interest rates, and changes in countries’ trade policies and tariffs and changes in interest rates, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended March 31, 2025, three customers represented 14%, 13% and 10% of total revenue, respectively. For the comparable three months ended March 31, 2024, two customers represented 21% and 13% of total revenue, respectively. As of March 31, 2025, two customers accounted for 11% and 22% of gross accounts receivable, respectively. As of December 31, 2024, one customer accounted for 20% of gross accounts receivable.

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

	Three Months Ended March 31,
	2025	2024
Balances at beginning of period	$524	$389
Current period change for expected credit loss	20	—
Deduction / recoveries collected	—	(8)
Balances at end of period	$544	$381

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

The Company's financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and contingent consideration. The Company’s cash equivalents and marketable securities, consisting of money market funds (a Level 1 measurement) and U.S. treasury notes (a Level 2 measurement), are carried at fair value, determined according to the fair value hierarchy described above (See Note 4, Fair Value Measurements). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a Level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company’s contingent consideration is measured at its fair value at each balance sheet date using unobservable inputs in the valuation methodology (a Level 3 measurement).

Intangible Assets

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

Segment Information

The Company manages its operations on a consolidated basis and as a single segment for the purposes of assessing performance and making operating decisions. The Company provides a suite of purpose-built handheld mass spectrometry and FTIR devices for use in vital health and safety applications. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer. See Note 16, Segment Reporting, for disclosure of significant segment expenses.

Revenue from Contracts with Customers

The Company’s customers primarily consist of federal and defense entities, state authorities and local municipalities, foreign national and provincial organizations and other institutions.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Device sales revenue	$7,411	$4,590
Recurring revenue	4,303	2,832
Contract revenue	63	—
Total revenue	$11,777	$7,422

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Handheld product and service revenue	$10,936	$5,835
Program product and service revenue	154	1,587
OEM and funded partnership revenue	687	—
Total revenue	$11,777	$7,422

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
United States federal and defense	$1,729	$4,152
United States State authorities and local municipalities	4,687	2,036
Rest of world national and provincial organizations	4,674	1,234
Global pharmaceutical, industrial and other	687	—
Total revenue	$11,777	$7,422

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$7,012	$6,015
Europe, Middle East and Africa	4,454	1,001
Asia Pacific	181	114
Americas other	130	292
Total revenue	$11,777	$7,422

For the three months ended March 31, 2025, 13% and 10% of total revenue were recognized from customers in Ukraine and Finland, respectively. For the three months ended March 31, 2024, the majority of revenue was recognized from domestic customers.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Balances at beginning of period	$20,630	$17,104
Recognition of revenue included in balance at beginning of the period	(3,144)	(2,571)
Revenue deferred during the period, net of revenue recognized	1,758	1,369
Balances at end of period	$19,244	$15,902

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	March 31,	December 31,
	2025	2024
Deferred revenue expected to be recognized in:
One year or less	$9,699	$10,417
One to two years	4,682	5,005
Three years and beyond	4,863	5,208
	$19,244	$20,630

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) was composed of foreign currency translation adjustments and unrealized gains/losses on available-for-sale marketable securities.

Net Income (Loss) per Share

The Company has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include warrants, stock options, restricted stock units, shares to be purchased under the Company’s employee stock purchase plan and shares to be issued based on the amount of earnout revenue achieved under the contingent consideration related to the RedWave acquisition. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

3. Discontinued Operation and TSA

On March 3, 2025, upon board approval of the transaction, the Company classified its Desktop Portfolio as held for sale, and the Company then completed the sale of its Desktop Portfolio to Repligen on March 4, 2025. The Company has determined the sale of the Desktop Portfolio represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations during the three months ended March 31, 2025.

The following table presents the assets and liabilities of the discontinued operations as of December 31, 2024 (in thousands):

December 31,
2024
Assets
Current assets:
Cash and cash equivalents	$677
Accounts receivable, net	3,775
Inventory	5,287
Prepaid expenses and other current assets	471
Total current assets of discontinued operations	10,210
Operating lease, right-of-use assets	3,068
Property and equipment, net	1,826
Intangible assets, net	6,582
Other long-term assets	318
Total non-current assets of discontinued operations	11,794
Total assets of discontinued operations	$22,004
Liabilities
Current liabilities:
Accounts payable	$695
Accrued expenses	1,901
Deferred revenue	1,708
Operating lease liabilities	392
Total current liabilities of discontinued operations	4,696
Operating lease liabilities, net of current portion	2,142
Deferred revenue, net of current portion	466
Deferred income taxes	2,030
Total non-current liabilities of discontinued operations	4,638
Total liabilities of discontinued operations	$9,334

As of March 31, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of March 31, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Upfront payment for fair value transferred for Desktop Portfolio(1)(2)	$69,917

Net assets transferred
Cash	$189
Accounts receivable	1,065
Inventory	5,418
Prepaid expenses and other current assets	284
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,469

Transaction costs	$(3,975)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,598
Income tax	—
Gain on sale, net of tax	$56,598

(1)	The Cash payment consists of $70.0 million, less fees and other working capital adjustments of $83,296.
(2)	The Cash payment also consists of $3.5 million to be held in escrow for a period of 15 months after the Closing Date, as a source of recovery for possible indemnification claims by Repligen, and $0.5 million to be held in escrow until the final determination of the purchase price, as a source of recovery for any negative net working capital adjustment to the purchase price. The $3.5 million held in escrow on behalf of the Company is included in long-term other assets and the $0.5 million held in escrow related to the final determination of the purchase price is recorded in Prepaid expenses and other current assets.

For the three months ended March 31, 2025, the gain from sale of the Desktop Portfolio, net of tax of $56.6 million was included in the net income (loss) from discontinued operations, net of tax on the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$612	$2,001
Service and contract revenue	464	568
Total revenue	1,076	2,569
Cost of revenue:
Product cost of revenue	571	791
Service and contract cost of revenue	340	661
Total cost of revenue	911	1,452
Gross profit	165	1,117
Operating expenses:
Research and development	1,576	2,498
Selling, general and administrative	1,668	3,696
Total operating expenses	3,244	6,194
Other income (expense), net:
Gain on divesture	56,598	—
Other expense, net:	(95)	(15)
Total other income (expense), net:	56,503	(15)
Income (loss) from discontinued operations before income taxes	$53,424	$(5,092)
Benefit from (provision for) income taxes	16	70
Net income (loss) from discontinued operations, net of tax	$53,440	$(5,022)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included at income from transition services agreement, net under other income, net.

As of March 31, 2025, $0.5 million has been billed to and paid by Repligen for transition services performed by the Company.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. For the three months ended March 31, 2025 and 2024, capital expenditures related to the Desktop Portfolio were less than $0.1 million and $0.9 million, respectively. Depreciation and amortization expense related to the Desktop Portfolio for the same periods was $0.3 million and $0.5 million, respectively. Share based compensation expense for the same periods were $0.1 million and $0.8 million, respectively. Excluding the gain of $56.6 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$45,777	$—	$—	$45,777
Cash equivalents - U.S. Treasury securities	—	9,970	—	9,970
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	45,151	—	45,151
Total assets measured at fair value	$45,777	$55,121	$—	$100,898
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	4,783	4,783
Total liabilities measured at fair value	$—	$—	$4,783	$4,783

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$20,857	$—	$—	$20,857
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	25,568	—	25,568
Total assets measured at fair value	$20,857	$25,568	$—	$46,425
Other current liabilities:
Acquisition-related contingent consideration	—	—	2,284	2,284
Total liabilities measured at fair value	$—	$—	$2,284	$2,284

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2025 or 2024.

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

As of March 31, 2025, the fair value of the contingent consideration was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $4.48 per share, revenue projections, an equity volatility rate of the Company of 110%, a revenue volatility rate of 26% and a discount rate of 18.2%. The fair value of contingent consideration increased by $2.5 million, primarily due to the increases in the Company’s publicly quoted share price during the three months ended March 31, 2025. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2024	$2,284
Increase in fair value of contingent consideration earnouts	2,499
Balance as of March 31, 2025	$4,783

The change in the fair value of contingent consideration liability is included in loss from operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$45,153	$—	$(2)	$—	$45,151

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$25,555	$13	$—	$—	$25,568

The Company purchased a total of approximately $24.3 million of U.S. treasury securities for the three months ended March 31, 2025. The U.S. treasury securities that matured during the three months ended March 31, 2025 were approximately $4.9 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$8,655	$7,366
Work-in-progress	2,054	1,355
Finished goods	2,029	2,165
	$12,738	$10,886

During the three months ended March 31, 2025 and 2024, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of none and $0.1 million, respectively.

7. Intangible Assets, net

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	March 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(286)	$2,214
Developed Technology	38,080	(2,327)	35,753
	$40,580	$(2,613)	$37,967

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(208)	$2,292
Developed Technology	38,080	(1,692)	36,388
	$40,580	$(1,900)	$38,680

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$635	$—
Selling, general and administrative expenses	78	—
	$713	$—

Estimated future amortization expense for the intangible assets as of March 31, 2025 are as following (in thousands):

2025	$2,138
2026	2,851
2027	2,851
2028	2,851
2029	2,851
Thereafter	24,425
$37,967

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,103	$5,144
Accrued warranty	810	877
Accrued professional fees	925	785
Accrued other	125	389
	$4,963	$7,195

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrual balance at beginning of period	$876	$851
Provision for new warranties	270	166
Settlements and adjustments made during the period	(336)	(284)
Accrual balance at end of period	$810	$733

9. Restructuring

In November 2024, the Company announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company implemented an approximately 11% workforce reduction to rationalize the Company’s bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, the Company is transitioning manufacturing operations from Boston to Connecticut, to be completed in 2025.

For the three months ended March 31, 2025, the Company incurred and paid approximately $0.1 million of expenses related to the restructuring. These expenses were primarily for cash payments of severance and employee benefits.

The restructuring was substantially completed in December 2024 and $0.1 million was recorded in accrued liabilities on the consolidated balance sheets as of March 31, 2025. The Company did not incur any facility or other exit costs for transitioning manufacturing operations from Boston into Connecticut as of March 31, 2025.

10. Long-Term Debt

Amended 2022 Loan Revolver

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank, a division of First Citizens Bank (“SVB”), as lender. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver. The Company recorded a credit of $0.3 million during the three months ended March 31, 2024 related to the previously recorded early termination penalties.

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

11. Equity and Net Income (Loss) per Share

Equity

As of March 31, 2025, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2025, and December 31, 2024, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss) per share attribute table to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(9,837)	$(5,895)
Net income (loss) from discontinued operations attributable to common stockholders	53,440	(5,022)
Net income (loss) attributable to common stockholders	$43,603	$(10,917)

Denominator:
Weighted average common shares outstanding - basic and diluted	35,386,483	32,710,894
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.18)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$1.51	$(0.15)
Net income (loss) per share attributable to common stockholders, basic and diluted	$1.23	$(0.33)

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss from continuing operations and net income (loss) from discontinued operations per share attributable to common stockholders are the same.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding warrants, stock options, restricted stock units and shares to be purchased under the Company’s employee stock purchase plan.

For periods in which the Company reports a net loss from continuing operations, regardless of net income from discontinued operation, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-

dilutive. As the Company has reported a net loss from continuing operations during the three months ended March 31, 2025 and 2024, basic net loss per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 as the impact of including such common stock equivalents would have been anti-dilutive:

	March 31,
	2025	2024
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,817,372	2,781,364
Performance stock units	79,836	53,794
Restricted stock units	3,422,378	2,497,521
	6,412,289	5,425,382

12. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$116	$96
Research and development expenses	565	431
Selling, general and administrative expenses	1,539	1,312
	$2,220	$1,839

Stock-based compensation expense related to discontinued operations was $0.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $12.7 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.4 years.

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

As of March 31, 2025, there was $0.2 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 1.0 years.

13. Leases

The Company’s primary operating lease obligations consist of leases for office space and manufacturing facilities in Massachusetts and Connecticut.

In March 2025, as a part of the Assignment and Assumption Agreement, Repligen assumed the lease obligations for the facility in North Carolina, and as a result of the sale of 908 Devices GmbH, Repligen assumed the lease obligations for the facility in Braunschweig, Germany. See Note 1, Nature of the Business and Basis of Presentation.

In February 2025, the Company entered into a new operating lease agreement in Massachusetts to relocate the machine shop from the Company’s headquarter to a lower cost location. The new lease is for approximately 3,500 rentable square feet and commenced in March 2025 for a term of 60 months with total lease costs of approximately $0.2 million.

For additional information, read Note 15, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2024.

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$558	$469
Short-term lease cost	26	20
Variable lease cost	23	35
	$607	$524

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$564	$467
Operating lease liabilities arising from obtaining right-of-use assets	$173	$—

The weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.95	1.50
Weighted-average discount rate - operating leases	8.3%	9.5%

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

Future annual minimum lease payments under operating leases as of March 31, 2025 are as follows (in thousands):

2025	$1,215
2026	404
2027	416
2028	470
2029	484
Thereafter	2,098
Total future minimum lease payments	5,087
Less: imputed interest	(1,320)
Total operating lease liabilities	$3,767

14. Commitments and Contingencies

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

As a part of Repligen Purchase Agreement, the Company entered into a sublicense agreement with Repligen under which the Company granted a sublicense to certain Company rights to in-licensed technologies under the Company’s license agreement with UNC. Under the sublicense agreement, Repligen owes the Company low- to mid-single digit royalty percentages related to revenue that is derived pursuant to such licensed technologies, which are calculated as a percent of revenue. See Note 1, Nature of the Business and Basis of Presentation.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the three months ended March 31, 2025 and 2024, the Company made $0.2 million and $0.1 million, respectively, in contributions to the plan.

Contingent Consideration – Earnouts

Earnouts from acquisition of Trace Analytics GmbH

The Company agreed to pay three milestone based earnouts under the purchase agreement to acquire TRACE Analytics GmbH (“Trace”) in August 2022 for the total potential payout of $2.0 million. Milestones were based on target revenues, and technical integration of 908 Devices GmbH (formerly Trace) systems and knowledge, and ranged from the closing date of August 3, 2022 to June 30, 2024.

The sellers in the Trace acquisition achieved two of three milestones under the share purchase and transfer agreement, and accordingly the Company paid the sellers $0.5 million in August 2023 and $0.5 million in February 2024. During the second quarter of 2024, the sellers did not meet the last milestone and the measurement period for the milestone ended on June 30, 2024.

Earnouts from acquisition of RedWave Technology

The Company may be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration to the Beneficial Sellers in connection with the acquisition of RedWave, based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026, as set forth in more detail in the Purchase Agreement. If the earnout revenue achieved during the period is at least $37 million, the Company will be obligated to issue at least 1,000,000 contingent shares, which number of contingent shares will be increased based on the amount of earnout revenue achieved during the period, up to a maximum of 4,000,000 contingent shares for earnout revenue equal to or greater than $45 million. The earnout revenue also may include certain qualified bookings credit, as defined in the Purchase Agreement, for certain RedWave products in the event that earnout revenue is otherwise above $37 million. No contingent shares will be issued if the earnout revenue achieved during the period is less than $37 million. See Note 4, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025.

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

15. Acquisition

Acquisition of RedWave Technology

On April 29, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with RedWave, CAM3 HoldCo, LLC, a Connecticut limited liability company (“Seller Entity”), each of the holders of outstanding equity interests of Seller Entity (the “Beneficial Sellers”), and the other parties thereto, pursuant to which the Company purchased all of the outstanding equity interests of RedWave. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration is subject to additional working capital, cash, debt, and transaction expense adjustments. Approximately $4.5 million of the cash consideration was placed into an indemnification escrow account until April 29, 2025 to settle certain claims for indemnification for breaches or inaccuracies in RedWave’s representations and warranties, covenants, and agreements. There were no claims and the cash has been released from escrow. The transaction closed on April 29, 2024, at which time RedWave became a wholly-owned subsidiary of the Company.

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration (see Note 14, Commitments and Contingencies).

The Company has accounted for the acquisition of RedWave as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of RedWave have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their estimated fair values as of April 29, 2024. The valuation of assets acquired and liabilities assumed were finalized as of March 31, 2025.

The results of RedWave’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition. RedWave contributed $4.6 million in revenue for the three months ended March 31, 2025. The Company has not disclosed RedWave’s net income or loss since the acquisition date because the RedWave business is fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine these amounts.

Fair Value of Net Assets Acquired

Subsequent to the acquisition date, no measurement period adjustments were recognized. The following table presents the allocation of the consideration paid on the acquisition date for the RedWave transaction (amounts in thousands):

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

The fair value of RedWave’s technology-based intangible assets were determined using the multi-period excess earnings method which measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject assets, commonly referred to as contributory asset charges. Under this method, the value of an asset is a function of several components, including the forecasted revenue, earnings generated by the asset, expected economic life of the asset, contributory asset charges and a discount rate. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

16. Segment Reporting

The Company has determined that it operates and is managed as one operating segment on a consolidated basis and its Chief Executive Officer is the CODM (see Note 2). The Company’s CODM is regularly provided with research and development expenses, sales and marketing expenses, general and administrative expenses and total assets. The Company’s segment performance measure is net income (loss), which is used by our CODM when assessing performance and allocating capital and resources to our business.

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$11,777	$7,422
Significant segment expenses(income)
Cost of revenues	6,236	3,535
Research and development	3,829	3,292
Sales and marketing	4,879	3,460
General and administrative	5,360	4,746
Change in fair value of contingent consideration	2,499	—
Other segment items(1)	(1,189)	(1,716)
Net loss from continuing operations	(9,837)	(5,895)
Net income (loss) from discontinued operations, net of tax(2)	53,440	(5,022)
Net income (loss)	$43,603	$(10,917)
(1)Includes interest income, interest expense, other expense, net and income from TSA, net.
(2)See Note 3, Discontinued Operations and TSA, for further details.

See Note 2, Summary of Significant Accounting Policies, for revenue by country. As of March 31, 2025 and December 31, 2024, the Company holds less than $0.1 million of long-lived assets overseas. The CODM is not provided any asset information other than total assets as presented on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025, or the 2024 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2024 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We have developed an innovative suite of purpose-built handheld devices for point-of-need chemical analysis. Leveraging complementary analytical technologies including our proprietary mass spectrometry, or Mass Spec, and FTIR, an optical spectroscopy technology and analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address vital health and safety applications, including the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats.

We create simplified measurement devices that our customers can use as accurate tools where and when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide will accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. First responders also utilize our handheld devices to detect and identify thousands of hazardous bulk materials. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, ThreatID, ProtectIR, XplorIR and related devices.

On March 4, 2025, the Company completed the sale of its Desktop Portfolio to Repligen. The Company has determined the sale of the Desktop Portfolio represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in March 31, 2025. Accordingly, the Desktop Portfolio is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the Desktop Portfolio are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the Desktop Portfolio as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the Desktop Portfolio upon closing.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $11.8 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively, and incurred net losses of $9.8 million and $5.9 million for those same periods. As of March 31, 2025, we had an accumulated deficit of $199.2 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of available cash, equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

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

Global Economic Conditions

We are continuing to closely monitor macroeconomic factors, including, but not limited to, continued inflationary and interest rate pressures, changes in countries’ trade policies and tariffs, challenging capital market conditions and the limited availability of financing alternatives, which may have an impact on our business, results of operations and financial results.

We are closely monitoring continued economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macroeconomic conditions present risks for us, our suppliers and customers. For example, general inflation in the United States, Europe, the Middle East and other geographies has recently been at levels not experienced in recent decades, which has led to higher prices for our raw materials and other inputs, as well as higher salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

Challenging capital market conditions and the limited availability of financing alternatives, together with inflationary and interest rates pressures, and other economic uncertainty, including as a result of changes in countries’ trade policies and tariffs, may contribute to more cautious spending by our customers. Certain of our customers may evaluate their inventory levels, cash on hand and path to profitability, and institute cost controls and take other actions to reduce or delay purchases of our products and services. We cannot accurately predict the full impact of current macroeconomic factors on the budgets and capital expenditures of our customers, or the timing of the normalization of customer purchasing patterns.

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

We are also closely monitoring recently revised tariffs on parts and components imported into the U.S., as well as reciprocal tariffs recently implemented by non-U.S. countries where we export our finished products. We do not expect these tariffs to materially impact our business or results of operations in fiscal 2025. Nonetheless, we will continue to review and assess how the currently announced and any other additional tariffs may affect our business, results of operations or financial condition in the future.

While it is difficult to predict all of the impacts these global economic events and continued inflationary, tariff and interest rate pressures will have on our business and to predict the effects of these factors on our customers’ spending in the near term, we believe the long-term opportunity that we see for our products and services remain unchanged.

For further discussion of the possible impacts of these global factors and other risks on our business, see Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K.

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

Device sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our handheld devices. Management focuses on device sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables and services. We expect our device sales to continue to grow as we increase penetration in our existing markets and expand into, or offer new features and solutions that appeal to, new markets.

We plan to grow our device sales in the coming years through multiple strategies including expanding our sales efforts domestically and globally and continuing to enhance the underlying technology and applications for our handheld devices. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing our devices and enabling our customers to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our devices and consumables.

Our handheld device orders relate to our MX908, ThreatID, ProtectIR, and XplorIR, as well as components for the Aerosol and Vapor Chemical Agent Detectors, or AVCAD, sold to our channel partner. Historically, our handheld devices have been used by municipal, state, federal and foreign governments and governmental agencies. Our sales process with government customers is often long and involves multiple levels of approvals, testing and, in some cases, trials. Device orders from a government customer are typically large orders and can be impacted by the timing of their capital budgets. As a result, the revenue for our handheld devices can vary significantly from period-to-period and has been and may continue to be concentrated in a small number of customers in any given period.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 37% and 38% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Recurring revenue is primarily from service revenue and accessories. Consumable revenue is mainly related to single-use swab samplers for MX908 to be used in liquid and solid materials analysis, but there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, and XplorIR do not have consumables.

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables, accessories and services. There will be fluctuations in the mix between devices and recurring from period-to-period. Over time, as our device installed base grows, we expect service revenue to constitute a larger percentage of total revenue. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and recurring revenue that we sell directly to customers as compared to those that we sell through channel partners. While we expect the mix of direct sales as compared to sales through channel partners to remain relatively constant in the near term, we may consider increasing our direct sales capabilities in certain geographies based upon identified opportunities.

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

During the three months ended March 31, 2025 and 2024, our product placements (units recognized as revenue) were as follows:

	Three Months Ended March 31,
	2025	2024
Product Placements:
Handheld	157	53

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	March 31,
	2025	2024
Cumulative Product Placements:
Handheld	3,172	2,475

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 63% and 62% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. Recurring revenue accounted for 37% and 38% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

Our current device offerings include:

●	Handheld devices— MX908 ThreatID, ProtectIR, XplorIR and AVCAD components

We sell our devices directly to customers and through channel partners. Each of our device sales drives various streams of recurring revenue comprised of consumable and accessory product sales and service revenue. Our consumables consist primarily of accessories and swabs for MX908.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to one customer during the three months ended March 31, 2025.

During the three months ended March 31, 2025 and 2024, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2025	2024
Revenue:
Device sales revenue	$7,411	$4,590
Recurring revenue	4,303	2,832
Contract revenue	63	—
Total revenue	$11,777	$7,422

Our product and service revenue is comprised of sales of our devices and related consumables, accessories and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended March 31,
	2025	2024
United States federal and defense	$1,729	$4,152
United States State authorities and local municipalities	4,687	2,036
Rest of world national and provincial organizations	4,674	1,234
Global pharmaceutical, industrial and other	687	—
Total revenue	$11,777	$7,422

We sell our products primarily in the United States; however, we will continue to expand our global sales efforts as we see traction in our products and assess global market needs. The majority of our international sales are through a distribution channel.

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

Operating Expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology platform and products, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and hardware and software development functions;
●	the cost of maintaining and improving our product designs, including third party development costs for new products and materials for prototypes;
●	research materials and supplies; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.
●	labor and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA.

We believe that our continued investment in research and development is essential to our long-term competitive position.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal, audit and accounting services, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

We expect selling, general and administrative expenses, amortization of customer relationship and tradename intangibles to stabilize in future periods as we execute our strategic transformation as outlined in our restructuring plan.

Beginning in the first quarter of 2025, general and administrative expenses also include labor and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA.

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

Other Income (Expense)

Interest income

Interest income consists of interest earned on our invested cash, cash equivalents and marketable securities balances.

Income from Transition Services Agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop

Portfolio. In addition, the Transition Services Agreement by and between the Company and Repligen, dated as of March 4, 2025, or the TSA, provides Repligen with access to the Company’s facility in Boston, Massachusetts.

Other income (expense), net

Other income (expense), net consists of miscellaneous other income and expense unrelated to our core operations, interest expense associated with the amortization of deferred financing costs and debt discounts associated with our loan and security agreements and the expenses incurred for certain labor and other passthrough costs of the TSA that are not related to continuing operations and exclusivity related to the support of the TSA.

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

Utilization of the net operating loss and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through March, 2025 would limit or otherwise restrict its ability to utilize these net operating loss and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after March 31, 2025 could affect the limitation in future years. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.

Results of Operations

Unless otherwise noted, all amounts included below relate to continuing operations. The results of operations from the Desktop Portfolio are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this presentation.

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$8,529	$5,232	$3,297
Service and contract revenue	3,248	2,190	1,058
Total revenue	11,777	7,422	4,355
Cost of revenue:
Product cost of revenue	4,725	2,419	2,306
Service and contract cost of revenue	1,511	1,116	395
Total cost of revenue	6,236	3,535	2,701
Gross profit	5,541	3,887	1,654
Operating expenses:
Research and development	3,829	3,292	537
Selling, general and administrative	10,239	8,206	2,033
Change in fair value of contingent consideration	2,499	—	2,499
Total operating expenses	16,567	11,498	5,069
Loss from operations	(11,026)	(7,611)	(3,415)
Other income, net:
Interest income	816	1,729	(913)
Income from transition services agreement, net	406	—	406
Other expense, net	(33)	(13)	(20)
Total other income, net	1,189	1,716	(527)
Loss from continuing operations before income taxes	(9,837)	(5,895)	(3,942)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$8,529	$5,232	$3,297	63%
Product cost of revenue	4,725	2,419	2,306	95%
Gross profit	$3,804	$2,813	$991	35%
Gross profit margin	45%	54%	(9)%

Product revenue increased by $3.3 million, or 63%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily related to $4.1 million in product revenue from our recently acquired Fourier Transform Infrared, or FTIR, products. This increase was offset in part by a $1.4 million decrease in program product revenue related to our AVCAD program, pursuant to which we had component shipments under our subcontract agreement with a commercial entity in the three months ended March 31, 2024.

Product cost of revenue increased by $2.3 million, or 95%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $0.6 in higher intangible amortization, and $0.5 million in higher personnel related costs, partly related to our RedWave acquisition of CAM2 Technologies, LLC (d/b/a RedWave Technology), or RedWave.

Product gross profit increased by $1.0 million, or 35%, and gross profit margin decreased by nine percentage points for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in product gross profit was primarily due to the higher product revenue volume, offset in part by the impact of lower margin international sales, an increase in intangible amortization and higher personnel related costs for the three months ended March 31, 2025, which drove the decrease in gross profit margin.

Service and Contract revenue

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$3,248	$2,190	$1,058	48%
Service and contract cost of revenue	1,511	1,116	395	35%
Gross profit	$1,737	$1,074	$663	62%
Gross profit margin	53%	49%	4%

Service and contract revenue increased by $1.1 million, or 48%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and $0.5 million in service revenue related to our recently acquired FTIR products. Contract revenue for the three months ended March 31, 2025 was $0.1 million compared to zero in the three months ended March 31, 2024.

Service and contract cost of revenue increased by $0.4 million, or 35%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in service cost of revenue was primarily related to a $0.3 million increase in personnel related costs and $0.1 million in higher cost of contract.

Service gross profit increased by $0.7 million, or 62%, and gross profit margin increased by four percentage points for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$3,829	$3,292	$537	16%
Percentage of total revenue	33%	44%

Our research and development expenses were $3.8 million for the three months ended March 31, 2025, an increase of $0.5 million from research and development expenses of $3.3 million for the three months ended March 31, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.1 million increase in personnel and related costs, a $0.3 million increase in project expenditure related to materials and consulting, and a $0.1 million increase in facility related costs.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$10,239	$8,206	$2,033	25%
Percentage of total revenue	87%	111%

Our selling, general and administrative expenses were $10.2 million for the three months ended March 31, 2025, an increase of $2.0 million from selling, general and administrative expenses of $8.2 million for the three months ended March 31, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.7 million increase in payroll and related costs, mainly related to our acquisition of RedWave, a $0.6 million charge for transaction bonuses earned with the Desktop Portfolio divestiture, a $0.3 million increase in commissions, a $0.2 million increase in non-cash stock based compensation and a $0.3 million increase in other expenses including intangible amortization, depreciation and operating expenses, offset in part by $0.4 million in lower legal and accounting related costs incurred with the RedWave acquisition during the three months ended March 31, 2024.

Change in fair value of contingent consideration

The fair value of contingent consideration increased by $2.5 million, primarily due to the increases in the Company’s publicly quoted share price during the three months ended March 31, 2025.

Other Income

Interest income

Interest income decreased by $0.8 million for the three months ended March 31, 2025 from $1.7 million for the three months ended March 31, 2024. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Income from transition services agreement, net

Income from the transition services agreement, net was $0.4 million for the three months ended March 31, 2025.

Other expense (income), net

Other expense, net for the three months ended March 31, 2025 did not change materially from the three months ended March 31, 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from the Desktop Portfolio divesture, proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and proceeds from an underwritten public offering in November 2021. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $124.3 million, inclusive of the proceeds from the recent Desktop Portfolio divesture. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank, a division of First Citizens Bank, or SVB, as lender. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through November 3, 2025, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The revolving line of credit under the Amended 2022 Revolver terminates on November 3, 2025.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as required prior to the effectiveness of the Amended 2022 Revolver. The Company recorded a credit of $0.3 million during the three months ended March 31, 2024 related to the previously recorded early termination penalties.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(15,019)	$(9,357)
Cash provided by (used in) investing activities	50,313	(5,780)
Cash used in financing activities	(189)	(1,295)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,132	$(16,442)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $15.0 million, primarily resulting from noncash charges of $50.5 million and net cash used in changes in our operating assets and liabilities of $8.1 million, partially offset by our net income of $43.6 million. Noncash charges consisted primarily of a $56.6 million increase from the gain on sale of Desktop Portfolio, net of transaction costs, partially offset by a $2.5 million increase from the change in fair value of contingent consideration. Net cash used in changes in our operating assets and liabilities of $8.1 million consisted primarily of a $5.6 million decrease from changes in accounts payable and accrued expenses and a $3.3 million decrease from changes in other long-term assets, partially offset by a $4.6 million increase from changes in account receivable, net.

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

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $50.3 million, due primarily to $69.9 million of proceeds from the sale of the Desktop Portfolio and $4.9 million of proceeds from the maturity of marketable securities, partially offset by $24.3 million in purchases of marketable securities.

During the three months ended March 31, 2024, net cash used in investing activities was $5.8 million, due to $14.6 million in purchases of marketable securities, partially offset by $9.7 million of proceeds from maturities of marketable securities.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 was $0.2 million, consisting primarily of payments for withholding taxes on vested equity awards.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2024 Report on Form 10-K. There were no significant changes to our critical accounting policies for the three months ended March 31, 2025.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of the 2024 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2025 from those discussed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.1#

Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and between the Registrant and Kevin J. Knopp, Ph.D. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)

10.2#

Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and between the Registrant and Joseph H. Griffith IV (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)

10.3#

Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and between the Registrant and Michael S. Turner (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)

10.4

Securities and Asset Purchase Agreement, dated as of March 4, 2025, by and among the Registrant, Repligen Corporation and Repligen GmbH (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on March 4, 2025)

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

908 DEVICES INC.

Date: May 13, 2025	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)