Form 10-Q
period 2025-06-30
908 Devices Inc.
filed 2025-08-05
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 001-39815

908 DEVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4524096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 3rd Avenue, Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 254-1500

645 Summer Street

Boston, MA 02210

Former name, former address and former fiscal year, if changed since last report

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

As of August 1, 2025, the registrant had 36,085,698 shares of common stock, $0.001 par value per share, issued and outstanding.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, ThreatID, ProtectIR, XplorIR, VipIR, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$61,751	$43,355
Marketable securities	56,833	25,568
Accounts receivable, net of allowance for credit losses of $119 and $524 at June 30, 2025 and December 31, 2024	6,207	8,852
Inventory	15,461	10,886
Prepaid expenses and other current assets	7,613	4,184
Current assets of discontinued operations	—	10,210
Total current assets	147,865	103,055
Operating lease, right-of-use assets	4,294	3,842
Property and equipment, net	1,652	1,595
Intangible assets, net	37,254	38,679
Other long-term assets	636	511
Non-current assets of discontinued operations	—	11,794
Total assets	$191,701	$159,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,585	$1,368
Accrued expenses	5,287	7,195
Deferred revenue	8,828	10,417
Operating lease liabilities	433	1,473
Contingent consideration	11,575	—
Current liabilities of discontinued operations	—	4,696
Total current liabilities	29,708	25,149
Operating lease liabilities, net of current portion	3,998	2,600
Deferred revenue, net of current portion	9,178	10,213
Contingent consideration, net of current portion	—	2,284
Non-current liabilities of discontinued operations	—	4,638
Total liabilities	42,884	44,884
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,057,576 shares and 35,098,493 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36	35
Additional paid-in capital	361,305	356,216
Accumulated other comprehensive (loss) income	(16)	1,146
Accumulated deficit	(212,508)	(242,805)
Total stockholders' equity	148,817	114,592
Total liabilities and stockholders' equity	$191,701	$159,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$9,577	$8,548	$18,106	$13,780
Service and contract revenue	3,458	2,914	6,707	5,104
Total revenue	13,035	11,462	24,813	18,884
Cost of revenue:
Product cost of revenue	5,323	4,037	10,048	6,456
Service and contract cost of revenue	1,339	1,263	2,850	2,379
Total cost of revenue	6,662	5,300	12,898	8,835
Gross profit	6,373	6,162	11,915	10,049
Operating expenses:
Research and development	4,405	3,591	8,234	6,883
Selling, general and administrative	10,337	11,110	20,576	19,316
Change in fair value of contingent consideration	6,792	—	9,291	—
Total operating expenses	21,534	14,701	38,101	26,199
Loss from continuing operations	(15,161)	(8,539)	(26,186)	(16,150)
Other income, net:
Interest income	1,196	1,133	2,012	2,862
Income from transition services agreement, net	1,236	—	1,642	—
Other expense, net	(108)	(167)	(142)	(180)
Total other income, net	2,324	966	3,512	2,682
Loss from operations before income taxes	(12,837)	(7,573)	(22,674)	(13,468)
Income tax expense	(71)	—	(71)	—
Net loss from continuing operations	$(12,908)	$(7,573)	(22,745)	(13,468)
Net income (loss) from discontinued operations, net of tax	(398)	(4,975)	53,042	(9,997)
Net income (loss) attributable to common stockholders	$(13,306)	$(12,548)	$30,297	$(23,465)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.22)	$(0.64)	$(0.40)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.15)	$1.49	$(0.30)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$0.85	$(0.70)
Weighted average common shares outstanding
Basic and diluted	35,877,947	34,061,933	35,633,573	33,386,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(13,306)	$(12,548)	$30,297	$(23,465)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	(125)	(7)	(495)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	(1,125)	—
Unrealized (loss) gain on marketable securities, net of tax of $0	(14)	3	(30)	(12)
Total other comprehensive loss	$(14)	$(122)	$(1,162)	$(507)
Comprehensive income (loss)	$(13,320)	$(12,670)	$29,135	$(23,972)

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424
Issuance of common stock upon exercise of stock options	100,397	—	207	—	—	207
Stock-based compensation expense	—	—	2,336	—	—	2,336
Issuance of common stock upon ESPP purchase	57,988	—	170	—	—	170
Vesting of restricted stock units	159,635	—	—	—	—	—
Net loss	—	—	—	—	(13,306)	(13,306)
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Balances at June 30, 2025	36,057,576	$36	$361,305	$(16)	$(212,508)	$148,817

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893
Issuance of common stock upon exercise of stock options	57,610	—	97	—	—	97
Stock-based compensation expense	—	—	3,096	—	—	3,096
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	67,292	—	326			326
Vesting of restricted stock units	84,713	—	—	—	—	—
Net loss	—	—	—	—	(12,548)	(12,548)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Unrealized gains on marketable securities	—	—	—	3	—	3
Balances at June 30, 2024	34,630,883	$35	$349,530	$858	$(194,064)	$156,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$30,297	$(23,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,263	1,832
Stock-based compensation expense	4,701	5,739
Provision for inventory obsolescence	209	229
Net amortization of premiums and accretion of discounts on marketable securities	(385)	(87)
Loss on disposal of property and equipment	95	28
Gain on sale of Desktop Portfolio, net of transaction costs	(56,200)	—
Provision for credit losses	28	190
Change in fair value of contingent consideration	9,291	—
Deferred income tax	—	(138)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	5,327	(1,260)
Inventory	(5,153)	(3,073)
Prepaid expenses and other current assets	(3,317)	740
Other long-term assets	181	35
Accounts payable and accrued expenses	(5,641)	(1,443)
Deferred revenue	(2,436)	(1,698)
Right-of-use operating lease assets	1,421	962
Operating lease liabilities	(1,484)	(988)
Net cash used in operating activities	(20,803)	(22,397)
Cash flows from investing activities:
Purchases of property and equipment	(281)	(256)
Purchases of marketable securities	(59,417)	(30,208)
Acquisition of RedWave Technology, net of cash acquired	—	(44,783)
Proceeds from sale of Desktop Portfolio	69,917	—
Proceeds from maturities of marketable securities	28,507	24,356
Net cash provided by (used in) investing activities	38,726	(50,891)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(655)	(996)
Proceeds from issuance of common stock	388	485
Payments for contingent consideration	—	(417)
Net cash used in financing activities	(267)	(928)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,683	(74,230)
Cash, cash equivalents and restricted cash at beginning of period	44,203	121,212
Cash, cash equivalents and restricted cash at end of period	$61,886	$46,982
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$169	$—
Transfers of inventory to property and equipment	$238	$589
Fair value of common stock issued for acquisition of RedWave Technology	$—	$8,616
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,751	$46,811
Restricted cash included in other long-term assets	135	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,886	$46,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

908 Devices Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2012. The Company is revolutionizing chemical analysis with its simple handheld devices, addressing life-altering applications. The Company’s devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers in vital health, safety and defense tech applications, addressing the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats. The Company designs and manufactures innovative products that bring together the power of complementary analytical technologies, software automation, and machine learning.

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

On the Closing Date, the Company entered into a Transition Services Agreement (the “TSA”) with Repligen, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the Desktop Portfolio. Under the TSA, the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Repligen has agreed to pay the Company for certain costs of the transition services performed by the Company under the TSA and these services are recorded within Other Income, net in the Company’s condensed consolidated statement of operations. The services and obligations under the TSA were substantially completed as of June 30, 2025.

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

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through June 30, 2025, these costs amounted to approximately $4.4 million and are included within the net income (loss) from discontinued operations, net of tax line item on the Company's condensed consolidated statement of operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $22.7 million for the six months ended June 30, 2025 and $42.1 million for the year ended December 31, 2024. As of June 30, 2025, the Company had an accumulated deficit of $212.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 and statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 have been made. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2025, one customer represented 11% of total revenue. For the comparable three months ended June 30, 2024, one customer represented 13% of total revenue.

For the six months ended June 30, 2025, one customer represented 11% of total revenue, respectively. For the comparable six months ended June 30, 2024, two customers represented 11% and 10% or more of total revenue, respectively.

As of June 30, 2025, one customer accounted for 11% of gross accounts receivable, respectively. As of December 31, 2024, one customer accounted for 20% of gross accounts receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balances at beginning of period	$544	$381	$524	$389
Current period change for expected credit loss	(48)	163	(28)	163
Deduction / recoveries collected	(377)	—	(377)	(8)
Balances at end of period	$119	$544	$119	$544

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Device sales revenue	$8,282	$7,768	$15,693	$12,357
Recurring revenue	4,733	3,694	9,037	6,527
Contract revenue	20	—	83	—
Total revenue	$13,035	$11,462	$24,813	$18,884

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Handheld product and service revenue	$12,473	$10,884	$23,409	$16,719
Program product and service revenue	12	211	166	1,798
OEM and funded partnership revenue	550	367	1,238	367
Total revenue	$13,035	$11,462	$24,813	$18,884

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States federal and defense	$2,886	$3,653	$4,615	$7,805
United States state authorities and local municipalities	7,561	5,369	12,248	7,405
Rest of world national and provincial organizations	2,033	2,079	6,707	3,313
Global pharmaceutical, industrial and other	555	361	1,243	361
Total revenue	$13,035	$11,462	$24,813	$18,884

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$10,930	$9,347	$17,942	$15,362
Europe, Middle East and Africa	1,366	1,854	5,820	2,855
Asia Pacific	671	247	852	361
Americas other	68	14	199	306
Total revenue	$13,035	$11,462	$24,813	$18,884

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF Manufacturing Company, Inc. (“KAF”). The OEM Customer committed to $6.6 million of orders over the initial three years with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply Agreement.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Six Months Ended June 30,
	2025	2024
Balances at beginning of period	$20,630	$17,104
Recognition of revenue included in balance at beginning of the period	(5,949)	(4,555)
Deferred revenue acquired, net of revenue recognized	—	3,628
Revenue deferred during the period, net of revenue recognized	3,325	2,861
Balances at end of period	$18,006	$19,038

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	June 30,	December 31,
	2025	2024
Deferred revenue expected to be recognized in:
One year or less	$8,828	$10,417
One to two years	4,463	5,005
Three years and beyond	4,715	5,208
	$18,006	$20,630

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

3. Discontinued Operation and TSA

On March 3, 2025, upon board approval of the transaction, the Company classified its Desktop Portfolio as held for sale, and the Company then completed the sale of its Desktop Portfolio to Repligen on March 4, 2025. The Company has determined the sale of the Desktop Portfolio represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations as of March 3, 2025.

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

As of June 30, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of March 31, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Upfront payment for fair value transferred for Desktop Portfolio(1)(2)	$69,917

Net assets transferred
Cash	$189
Accounts receivable	1,065
Inventory	5,418
Prepaid expenses and other current assets	284
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,469

Transaction costs	$(4,373)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,200
Income tax	—
Gain on sale, net of tax	$56,200

(1)The Cash payment consists of $70.0 million, less fees and other working capital adjustments of $83,296.

(2)The Cash payment also consists of $3.5 million to be held in escrow for a period of 15 months after the Closing Date, as a source of recovery for possible indemnification claims by Repligen, and $0.5 million to be held in escrow until the final determination of the purchase price, as a source of recovery for any negative net working capital adjustment to the purchase price. The $3.5 million held in escrow on behalf of the Company is included in long-term other assets and the $0.5 million held in escrow related to the final determination of the purchase price is recorded in Prepaid expenses and other current assets.

For the three and six months ended June 30, 2025, the gain from sale of the Desktop Portfolio, net of tax of $56.2 million was included in the net income (loss) from discontinued operations, net of tax on the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$—	$1,718	$612	$3,719
Service and contract revenue		867	464	1,435
Total revenue	—	2,585	1,076	5,154
Cost of revenue:
Product cost of revenue	—	695	571	1,486
Service and contract cost of revenue	—	634	340	1,295
Total cost of revenue	—	1,329	911	2,781
Gross profit	—	1,256	165	2,373
Operating expenses:
Research and development	—	2,790	1,576	5,288
Selling, general and administrative	398	3,487	1,668	7,183
Total operating expenses	398	6,277	3,244	12,471
Other income (expense), net:
Gain on divesture	—	—	56,200	—
Other expense, net:	—	(23)	(95)	(38)
Total other income (expense), net:	—	(23)	56,105	(38)
Income (loss) from discontinued operations before income taxes	(398)	(5,044)	$53,026	$(10,136)
Benefit from income taxes	—	69	16	139
Net income (loss) from discontinued operations, net of tax	(398)	(4,975)	$53,042	$(9,997)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included at income from transition services agreement, net under other income, net. The services and obligations under the TSA were substantially completed as of June 30, 2025.

As of June 30, 2025, $2.1 million has been billed to Repligen and $1.1 million has been paid by Repligen for transition services performed by the Company. The Company also owes Repligen $0.2 million, net related to the payments and collection services provided under the TSA as of June 30, 2025.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. For the six months ended June 30, 2024, depreciation and amortization expense related to the Desktop Portfolio was $0.9 million. Share based compensation expense was $1.7 million. Excluding the gain of $56.2 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$21,743	$—	$—	$21,743
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	56,833	—	56,833
Total assets measured at fair value	$21,743	$56,833	$—	$78,576
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	11,575	11,575
Total liabilities measured at fair value	$—	$—	$11,575	$11,575

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$20,857	$—	$—	$20,857
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	25,568	—	25,568
Total assets measured at fair value	$20,857	$25,568	$—	$46,425
Other current liabilities:
Acquisition-related contingent consideration	—	—	2,284	2,284
Total liabilities measured at fair value	$—	$—	$2,284	$2,284

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2025 or 2024.

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

As of June 30, 2025, the fair value of the contingent consideration was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $7.13 per share, revenue projections, an equity volatility rate of the Company of 115%, a revenue volatility rate of 26.0% and a discount rate of 18.1%. The fair value of contingent consideration increased by $6.8 million and $9.3 million, primarily due to the increase in the Company’s publicly quoted share price and change in the level of revenue projections during the three and six months ended June 30, 2025, respectively. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2024	$2,284
Increase in fair value of contingent consideration earnouts	9,291
Balance as of June 30, 2025	$11,575

The change in the fair value of contingent consideration liability is included in loss from operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$56,849	$—	$(16)	$—	$56,833

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$25,555	$13	$—	$—	$25,568

The Company purchased a total of approximately $49.5 million of U.S. treasury securities for the six months ended June 30, 2025. The U.S. treasury securities that matured during the six months ended June 30, 2025 were approximately $18.6 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Interest earned on sales of marketable securities was $0.8 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$11,308	$7,366
Work-in-progress	991	1,355
Finished goods	3,162	2,165
	$15,461	$10,886

During the six months ended June 30, 2025 and 2024, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $0.2 million and $0.4 million, respectively.

7. Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	June 30, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(364)	$2,136
Developed Technology	38,080	(2,962)	35,118
	$40,580	$(3,326)	$37,254

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(208)	$2,292
Developed Technology	38,080	(1,692)	36,388
	$40,580	$(1,900)	$38,680

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$634	$423	$1,269	$423
Selling, general and administrative expenses	79	52	157	52
	$713	$475	$1,426	$475

Estimated future amortization expense for the intangible assets as of June 30, 2025 are as following (in thousands):

2025	$1,426
2026	2,851
2027	2,851
2028	2,851
2029	2,851
Thereafter	24,424
$37,254

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,544	$5,144
Accrued warranty	696	877
Accrued professional fees	673	785
Accrued other	374	389
	$5,287	$7,195

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Accrual balance at beginning of period	$876	$851
Provision for new warranties	576	484
Settlements and adjustments made during the period	(756)	(554)
Accrual balance at end of period	$696	$781

9. Restructuring

In November 2024, the Company announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company implemented an approximately 11% workforce reduction to rationalize the Company’s bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, the Company transitioned manufacturing operations from Boston to Connecticut in June 2025.

In June 2025, the Company abandoned its Boston facility in connection with transitioning manufacturing operations from Boston into Danbury, Connecticut and moved its corporate headquarters to Burlington, Massachusetts. The Company has no intention to sublease or utilize the space for the remaining lease term, resulting in the right-use assets to be abandoned. The Company recorded a $1.0 million restructuring charge for the lease abandonment, including its remaining right-of-use asset, utilities and other costs. The Company made full payment of such charges in June 2025, including the rents. The organizational and facility restructurings were substantially completed in June 2025.

The following table sets forth the activity in the severance and related costs accruals for the six months ended June 30, 2025 (in thousands):

	Facility, moving and related costs	Abandonment charges and related costs	Severance & Employee related costs	Total
Balance at December 31, 2024	$—	$—	$69	$69
Restructuring charges	240	724	405	1,369
Cash payments	(81)	—	(373)	(454)
Other, non-cash adjustments	—	(715)	—	(715)
Balance at June 30, 2025	$159	$9	$101	$269

For the six months ended June 30, 2025, the Company incurred approximately $1.4 million of expenses related to the restructuring. Of the $1.4 million restructuring expenses in the six months ended June 30, 2025, $1.0 million is related to the Company’s headquarters operating lease related ROU asset abandonment recorded under general and administrative expense and other expense. Severance and employee benefits is $0.4 million, of which $0.3 million was recorded under cost of revenue and $0.1 million was recorded under research and development, respectively.

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

11. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2025, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2025, and December 31, 2024, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net Income (Loss) per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per share attribute table to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(12,908)	$(7,573)	$(22,745)	$(13,468)
Net income (loss) from discontinued operations attributable to common stockholders	(398)	(4,975)	53,042	(9,997)
Net income (loss) attributable to common stockholders	$(13,306)	$(12,548)	$30,297	$(23,465)

Denominator:
Weighted average common shares outstanding - basic and diluted	35,877,947	34,061,933	35,633,573	33,386,413
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.22)	$(0.64)	$(0.40)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.15)	$1.49	$(0.30)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$0.85	$(0.70)

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

For periods in which the Company reports a net loss from continuing operations, regardless of net income from discontinued operation, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the three and six months ended June 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2025	2024
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,694,036	2,861,922
Performance stock units	79,836	105,878
Restricted stock units	3,287,646	2,672,003
	6,154,221	5,732,506

12. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$107	$122	$223	$218
Research and development expenses	569	578	1,134	1,009
Selling, general and administrative expenses	1,660	1,529	3,199	2,841
	$2,336	$2,229	$4,556	$4,068

For the three months ended June 30, 2025 and 2024, stock-based compensation expense related to discontinued operations was none and $0.9 million, respectively. For the six months ended June 30, 2025 and 2024, stock-based compensation expense related to discontinued operation was $0.1 million and $1.7 million, respectively.

As of June 30, 2025, there was $11.4 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.1 years.

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

As of June 30, 2025, there was $0.1 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 0.8 year.

13. Leases

The Company’s primary operating lease obligations consist of leases for office space and manufacturing facilities in Massachusetts and Connecticut.

In June 2025, the Company entered into a new operating lease agreement in Burlington, Massachusetts. The new lease is for approximately 13,000 rentable square feet and commenced in June 2025 for a term of 50 months with total lease costs of approximately $1.9 million. The Company abandoned its facility in Boston, Massachusetts to relocate the Company’s headquarters and research and development activities to the new Burlington location. See Note 9, Restructuring.

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

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$405	$473	$963	$942
Short-term lease cost	15	28	41	48
Variable lease cost	29	42	52	78
	$449	$543	$1,056	$1,068

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$558	$944
Operating lease liabilities arising from obtaining right-of-use assets	$1,783	$644

The weighted-average remaining lease term and discount rate were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	7.06	3.20
Weighted-average discount rate - operating leases	7.6%	9.2%

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

Future annual minimum lease payments under operating leases as of June 30, 2025 are as follows (in thousands):

2025	$359
2026	859
2027	885
2028	953
2029	771
Thereafter	2,098
Total future minimum lease payments	5,925
Less: imputed interest	(1,494)
Total operating lease liabilities	$4,431

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the six months ended June 30, 2025 and 2024, the Company made $0.3 million and $0.2 million, respectively, in contributions to the plan.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.

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

15. Acquisition

Acquisition of RedWave Technology

On April 29, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with RedWave, CAM3 HoldCo, LLC, a Connecticut limited liability company (“Seller Entity”), each of the holders of outstanding equity interests of Seller Entity (the “Beneficial Sellers”), and the other parties thereto, pursuant to which the Company purchased all of the outstanding equity interests of RedWave. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. The cash consideration was subject to additional working capital, cash, debt, and transaction expense adjustments. Approximately $4.5 million of the cash consideration was placed into an indemnification escrow account until April 29, 2025 to settle certain claims for indemnification for breaches or inaccuracies in RedWave’s representations and warranties, covenants, and agreements. There were no claims and the cash has been released from escrow. The transaction closed on April 29, 2024, at which time RedWave became a wholly-owned subsidiary of the Company.

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

The excess of the purchase price over the fair value of the acquired business's net assets represents cost and revenue synergies specific to the Company and RedWave, and has been allocated to goodwill, which is not tax deductible. Subsequently, the full goodwill balance was written off as of December 31, 2024.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue (unaudited)	$14,733	$28,992
Pre-tax loss (unaudited)	$(11,641)	$(23,014)

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$13,035	$11,462	$24,813	$18,884
Significant segment expenses(income)
Cost of revenues	6,662	5,300	12,898	8,835
Research and development	4,405	3,591	8,234	6,883
Sales and marketing	4,484	4,492	9,363	7,952
General and administrative	5,853	6,618	11,213	11,364
Change in fair value of contingent consideration	6,792	—	9,291	—
Other segment items(1)	(2,253)	(966)	(3,441)	(2,682)
Net loss from continuing operations	(12,908)	(7,573)	(22,745)	(13,468)
Net income (loss) from discontinued operations, net of tax(2)	(398)	(4,975)	53,042	(9,997)
Net income (loss)	$(13,306)	$(12,548)	$30,297	$(23,465)
(1)Includes interest income, interest expense, other expense, net and income from TSA, net.
(2)See Note 3, Discontinued Operations and TSA, for further details.

17. Subsequent Event

Acquisition of KAF Manufacturing Company, Inc.

On July 1, 2025, the Company entered into an asset purchase agreement with KAF. The purchase price included an initial payment of $2.0 million in cash, and a contingent obligation to pay an additional $0.75 million in cash between six and nine months following the closing of the transaction if certain operating requirements have been satisfied in accordance with the terms of the asset purchase agreement. The transaction closed on July 1, 2025, at which time certain KAF assets were acquired and 15 employees were hired by the Company.

KAF is a precision machining company focused on providing precision components, diamond-turned optics and components for laboratory and medical instrument original equipment manufacturers and for the aerospace industry. The Company believes this acquisition will enable it to strengthen and secure its supply chain for critical FTIR components.

The Company will account for the acquisition of KAF as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets of KAF will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

As of August 5, 2025, the preliminary purchase price allocation related to the acquisition of KAF is incomplete due to timing of the acquisition. The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired and liabilities assumed.

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

Front-line workers rely upon our handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. First responders also utilize our handheld devices to detect and identify thousands of hazardous bulk materials. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, ThreatID, ProtectIR, XplorIR, VipIR and related devices.

On March 4, 2025, the Company completed the sale of its Desktop Portfolio to Repligen. The Company has determined the sale of the Desktop Portfolio represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in the first quarter of 2025. Accordingly, the Desktop Portfolio is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the Desktop Portfolio are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the Desktop Portfolio as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the Desktop Portfolio upon closing.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $24.8 million and $18.9 million for the six months ended June 30, 2025 and 2024, respectively, and incurred net losses of $22.7 million and $13.5 million for those same periods. As of June 30, 2025, we had an accumulated deficit of $212.5 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of available cash, equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

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

We are closely monitoring the ongoing military conflict between Russia and Ukraine, and the ongoing hostilities in Israel, Iran, and the Gaza Strip and other locations in the Middle East. Although we do not directly source any material products or supplies from Russia, Ukraine, Israel, Iran or the Gaza Strip, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

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

Our handheld device orders relate to our MX908, ThreatID, ProtectIR, XplorIR and VipIR, as well as components for the Aerosol and Vapor Chemical Agent Detectors, or AVCAD, sold to our channel partner. Historically, our handheld devices have been used by municipal, state, federal and foreign governments and governmental agencies. Our sales process with government customers is often long and involves multiple levels of approvals, testing and, in some cases, trials. Device orders from a government customer are typically large orders and can be impacted by the timing of their capital budgets. As a result, the revenue for our handheld devices can vary significantly from period-to-period and has been and may continue to be concentrated in a small number of customers in any given period.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 36% and 35% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Recurring revenue is primarily from service revenue and accessories. Consumable revenue is mainly related to single-use swab samplers for MX908 to be used in liquid and solid materials analysis, but there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, XplorIR and VipIR do not have consumables.

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

Product adoption

We monitor our customers’ stages of adoption of our products to provide insight into the timing of future potential sales and to help us formulate financial projections. Typical stages of adoption include testing, trials, pilot and deployment as follows:

●	Testing - a customer is actively engaged with internal or external testing of our products. This may include an onsite or virtual demonstration with a salesperson, a customer submitting samples for testing in one of our facilities or testing by a third party.
●	Trials - a customer has committed to a trial of one of our products, which may include a defined period to assess the functionality of the device in their operational environment (in the field or onsite within the customer’s facility).
●	Pilot - a customer commits to the purchase of an initial quantity of devices to deploy in their operational environment to assess a broader opportunity that may grow to tens or hundreds of devices.
●	Deployment - a customer has completed testing, a trial, and/or a pilot and intends to roll out the technology across their enterprise (either at a site or throughout the entire organization).

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

During the three and six months ended June 30, 2025 and 2024, our product placements (units recognized as revenue) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Placements:
Handheld	164	143	321	196

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	June 30,
	2025	2024
Cumulative Product Placements:
Handheld	3,336	2,618

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 63% and 65% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. Recurring revenue accounted for 36% and 35% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

Our current device offerings include:

●	Handheld devices— MX908 ThreatID, ProtectIR, XplorIR, VipIR and AVCAD components

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to one customer during the six months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Device sales revenue	$8,282	$7,768	$15,693	$12,357
Recurring revenue	4,733	3,694	9,037	6,527
Contract revenue	20	—	83	—
Total revenue	$13,035	$11,462	$24,813	$18,884

Our product and service revenue is comprised of sales of our devices and related consumables, accessories and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States federal and defense	$2,886	$3,653	$4,615	$7,805
United States state authorities and local municipalities	7,561	5,369	12,248	7,405
Rest of world national and provincial organizations	2,033	2,079	6,707	3,313
Global pharmaceutical, industrial and other	555	361	1,243	361
Total revenue	$13,035	$11,462	$24,813	$18,884

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

Operating Expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology platform and products, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and hardware and software development functions;
●	the cost of maintaining and improving our product designs, including third party development costs for new products and materials for prototypes;
●	research materials and supplies; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.
●	Rent expense and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA.

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

Beginning in the first quarter of 2025, general and administrative expenses also include rent expense and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA.

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

Income from Transition Services Agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. In addition, the Transition Services Agreement by and between the Company and Repligen, dated as of March 4, 2025, or the TSA, provides Repligen with access to the Company’s facility in Boston, Massachusetts. The services and obligations under the TSA were substantially completed, and access to the Company’s facility was terminated, as of June 30, 2025.

Other income (expense), net

Other income (expense), net consists of miscellaneous other income and expense unrelated to our core operations, interest expense associated with the amortization of deferred financing costs and debt discounts associated with our loan and security agreements.

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

Utilization of the net operating loss and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through March, 2025 would limit or otherwise restrict its ability to utilize these net operating loss and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after March 2025 could affect the limitation in future years. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.

Results of Operations

Unless otherwise noted, all amounts included below relate to continuing operations. The results of operations from the Desktop Portfolio are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this presentation.

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$9,577	$8,548	$1,029
Service and contract revenue	3,458	2,914	544
Total revenue	13,035	11,462	1,573
Cost of revenue:
Product cost of revenue	5,323	4,037	1,286
Service and contract cost of revenue	1,339	1,263	76
Total cost of revenue	6,662	5,300	1,362
Gross profit	6,373	6,162	211
Operating expenses:
Research and development	4,405	3,591	814
Selling, general and administrative	10,337	11,110	(773)
Change in fair value of contingent consideration	6,792	—	6,792
Total operating expenses	21,534	14,701	6,833
Loss from operations	(15,161)	(8,539)	(6,622)
Other income (expense):
Interest income	1,196	1,133	63
Income from transition services agreement, net	1,236	—	1,236
Other income (expense), net	(108)	(167)	59
Total other income, net	2,324	966	1,358
Loss from operations before income taxes	(12,837)	(7,573)	(5,264)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$9,577	$8,548	$1,029	12%
Product cost of revenue	5,323	4,037	1,286	32%
Gross profit	$4,254	$4,511	$(257)	(6)%
Gross profit margin	44%	53%	(9)%

Product revenue increased by $1.0 million, or 12%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily related to product revenue from FTIR products, partly due to the impact of ownership for the full quarter in 2025 compared to two months in 2024. This increase was offset by a decrease in MX908 product revenue, mainly related to fewer device sales in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Product cost of revenue increased by $1.3 million, or 32%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $0.3 in higher warranty costs, $0.2 million in higher intangible amortization, and $0.5 million in higher personnel related costs, partly related to our RedWave acquisition of CAM2 Technologies, LLC (d/b/a RedWave Technology), or RedWave, offset in part by $0.3 million in higher absorption related to the buildup of devices, prior to the facility move in the second quarter of 2025.

Product gross profit decreased by $0.3 million, or 6%, and gross profit margin decreased by nine percentage points for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in product gross profit was primarily due to the impact of higher costs, including a $0.3 million increase in warranty costs, a $0.2 million increase in intangible amortization, and a $0.2 million increase in severance and retention costs, offset in part by the higher product volume for the three months ended June 30, 2025, which drove the decrease in gross profit margin.

Service and Contract revenue

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$3,458	$2,914	$544	19%
Service and contract cost of revenue	1,339	1,263	76	6%
Gross profit	$2,119	$1,651	$468	28%
Gross profit margin	61%	57%	4%

Service and contract revenue increased by $0.5 million, or 19%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily related to an increase in service revenues related to extended service contracts for MX908 devices.

Service and contract cost of revenue increased by $0.1 million, or 6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in service cost of revenue was primarily related to an increase in personnel related costs.

Service gross profit increased by $0.5 million, or 28%, and gross profit margin increased by four percentage points for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$4,405	$3,591	$814	23%
Percentage of total revenue	34%	31%

Our research and development expenses were $4.4 million for the three months ended June 30, 2025, an increase of $0.8 million from research and development expenses of $3.6 million for the three months ended June 30, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.4 million increase in personnel and related costs, a $0.3 million increase in project expenditure related to materials and consulting, and a $0.2 million increase in severance and retention costs.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$10,337	$11,110	$(773)	(7)%
Percentage of total revenue	79%	97%

Our selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2025, a decrease of $0.8 million from selling, general and administrative expenses of $11.1 million for the three months ended June 30, 2024. The decrease was due primarily to a $2.0 million decrease in deal costs related to the RedWave acquisition in the prior year, and a $0.2 million decrease in commissions, offset in part by a $0.9 million increase related to facility shut down and moving costs, a $0.4 million increase in payroll and related costs, mainly related to our acquisition of RedWave, and $0.4 million in higher consulting, legal and accounting related costs.

Change in fair value of contingent consideration

The fair value of contingent consideration increased by $6.8 million, due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the three months ended June 30, 2025.

Other Income

Interest income

Interest income for the three months ended June 30, 2025 did not change materially from the three months ended June 30, 2024.

Income from transition services agreement, net

Income from the transition services agreement, net was $1.2 million for the three months ended June 30, 2025.

Other expense (income), net

Other expense, net for the three months ended June 30, 2025 did not change materially from the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$18,106	$13,780	$4,326
Service and contract revenue	6,707	5,104	1,603
Total revenue	24,813	18,884	5,929
Cost of revenue:
Product cost of revenue	10,048	6,456	3,592
Service and contract cost of revenue	2,850	2,379	471
Total cost of revenue	12,898	8,835	4,063
Gross profit	11,915	10,049	1,866
Operating expenses:
Research and development	8,234	6,883	1,351
Selling, general and administrative	20,576	19,316	1,260
Change in fair value of contingent consideration	9,291	—	9,291
Total operating expenses	38,101	26,199	11,902
Loss from operations	(26,186)	(16,150)	(10,036)
Other income, net:
Interest income	2,012	2,862	(850)
Income from transition services agreement, net	1,642	—	1,642
Other expense, net	(142)	(180)	38
Total other income, net	3,512	2,682	830
Loss from continuing operations before income taxes	(22,674)	(13,468)	(9,206)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$18,106	$13,780	$4,326	31%
Product cost of revenue	10,048	6,456	3,592	56%
Gross profit	$8,058	$7,324	$734	10%
Gross profit margin	45%	53%	(8)%

Product revenue increased by $4.3 million, or 31%, for the six months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily related to $5.8 million in product revenue from our FTIR products that were acquired on April 29, 2024. This increase was offset in part by a $1.3 million decrease in program product revenue related to our AVCAD program, pursuant to which we had component shipments under our subcontract agreement with a commercial entity in the six months ended June 30, 2024.

Product cost of revenue increased by $3.6 million, or 56%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $0.8 in higher intangible amortization, and $0.9 million in higher personnel related costs, partly related to our RedWave acquisition and $0.3 million related to severance and retention costs.

Product gross profit increased by $0.7 million, or 10%, and gross profit margin decreased by eight percentage points for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in product gross profit was primarily due to the higher product revenue volume, offset in part by the impact of lower margin international sales, an increase in intangible amortization and higher personnel related costs for the six months ended June 30, 2025, which drove the decrease in gross profit margin.

Service and Contract revenue

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$6,707	$5,104	$1,603	31%
Service and contract cost of revenue	2,850	2,379	471	20%
Gross profit	$3,857	$2,725	$1,132	42%
Gross profit margin	58%	53%	5%

Service and contract revenue increased by $1.6 million, or 31%, for the six months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily related to an increase in handheld service revenues related to extended service contracts for MX908 devices and $0.6 million in service revenue related to our FTIR products. Contract revenue for the six months ended June 30, 2025 was $0.1 million compared to zero in the six months ended June 30, 2024.

Service and contract cost of revenue increased by $0.5 million, or 20%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in service cost of revenue was primarily related to a $0.5 million increase in personnel related costs.

Service gross profit increased by $1.1 million, or 42%, and gross profit margin increased by five percentage points for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$8,234	$6,883	$1,351	20%
Percentage of total revenue	33%	36%

Our research and development expenses were $8.2 million for the six months ended June 30, 2025, an increase of $1.4 million from research and development expenses of $6.9 million for the six months ended June 30, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.7 million increase in project expenditure related to materials and consulting, a $0.3 million increase in personnel and related costs, and a $0.3 million increase in severance and retention costs.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$20,576	$19,316	$1,260	7%
Percentage of total revenue	83%	102%

Our selling, general and administrative expenses were $20.6 million for the six months ended June 30, 2025, an increase of $1.3 million from selling, general and administrative expenses of $19.3 million for the six months ended June 30, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $1.2 million increase in payroll and related costs, mainly related to our acquisition of RedWave, a $0.6 million charge for transaction bonuses earned with the Desktop Portfolio divestiture, a $0.9 million increase related to facility shut down and moving costs, a $0.4 million increase in non-cash stock based compensation and a $0.3 million increase in other expenses including intangible amortization, depreciation and operating expenses, offset in part by $2.2 million in lower consulting, legal and accounting related costs incurred with the RedWave acquisition during the six months ended June 30, 2024.

Change in fair value of contingent consideration

The fair value of contingent consideration increased by $9.3 million, due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the six months ended June 30, 2025.

Other Income

Interest income

Interest income decreased by $0.9 million for the six months ended June 30, 2025 from $2.9 million for the six months ended June 30, 2024. The decrease was due to the lower cash, cash equivalent and marketable securities balance, primarily due to the average balance during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Income from transition services agreement, net

Income from the transition services agreement, net was $1.6 million for the six months ended June 30, 2025.

Other expense (income), net

Other expense, net for the six months ended June 30, 2025 did not change materially from the six months ended June 30, 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and proceeds from an underwritten public offering in November 2021 and proceeds from the Desktop Portfolio divesture. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $118.6 million, inclusive of the proceeds from the recent Desktop Portfolio divesture. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(20,803)	$(22,397)
Cash provided by (used in) investing activities	38,726	(50,891)
Cash used in financing activities	(267)	(928)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,683	$(74,230)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $20.8 million, primarily resulting from noncash income of $40.0 million, partially offset by our net income of $30.3 million and net cash used in changes in our operating assets and liabilities of $11.1 million. Noncash charges consisted primarily of a $56.2 million increase from the gain on sale of Desktop Portfolio, net of transaction costs, partially offset by a $9.3 million increase from the change in fair value of contingent consideration. Net cash used in changes in our operating assets and liabilities of $11.1 million consisted primarily of a $5.6 million decrease from changes in accounts payable and accrued expenses, a $5.2 million decrease from changes in inventory and a $3.3 million decrease from changes in prepaid expenses and other current assets, partially offset by a $5.3 million increase from changes in account receivable, net.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $38.7 million, due primarily to $69.9 million of proceeds from the sale of the Desktop Portfolio and $28.5 million of proceeds from the maturity of marketable securities, partially offset by $59.4 million in purchases of marketable securities.

During the six months ended June 30, 2024, net cash used in investing activities was $50.9 million, due to $44.8 million increase from the acquisition of RedWave and a $30.2 million increase from purchases of marketable securities, partially offset by $24.4 million of proceeds from maturities of marketable securities.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $0.3 million, consisting primarily of payments for withholding taxes on vested equity awards.

Cash used in financing activities during the six months ended June 30, 2024 was $0.9 million, consisting primarily of $1.0 million in payments for withholding taxes on vested equity awards and $0.4 million of contingent consideration related to the release of the $0.5 million milestone paid in February 2024, partially offset by $0.5 million of proceeds from the issuance of common stock.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2024 Report on Form 10-K. There were no significant changes to our critical accounting policies for the three and six months ended June 30, 2025.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of the 2024 Form 10-K. There have been no material changes to our risk factors during the three and six months ended June 30, 2025 from those discussed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

On May 19, 2025, Kevin J. Knopp, Ph.D., the Company’s Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Dr. Knopp’s trading plan provides for the potential sale of up to 240,000 shares of the Company’s common stock. The trading plan will expire on the earlier of November 16, 2026 and the date when all shares under the trading plan are sold.

On June 2, 2025, Joseph H. Griffith IV, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Griffith’s trading plan provides for the potential sale of up to 26,940 shares of the Company’s common stock, less any shares sold pursuant to his pre-existing trading plan which expires on August 10, 2025. The potential shares to be sold also includes an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of August 10, 2026 and the date when all shares under the trading plan are sold.

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

908 DEVICES INC.

Date: August 5, 2025	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)