Form 10-Q
period 2025-09-30
908 Devices Inc.
filed 2025-11-10
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 001-39815

908 DEVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4524096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Third Avenue, Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 254-1500

645 Summer Street, Boston, MA 02210

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

As of November 5, 2025, the registrant had 36,192,978 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$62,802	$43,355
Marketable securities	49,250	25,568
Accounts receivable, net of allowance for credit losses of $146 and $524 at September 30, 2025 and December 31, 2024	11,000	8,852
Inventory	15,326	10,886
Prepaid expenses and other current assets	6,558	4,184
Current assets of discontinued operations	—	10,210
Total current assets	144,936	103,055
Operating lease, right-of-use assets	4,152	3,842
Property and equipment, net	4,147	1,595
Intangible assets, net	37,144	38,679
Other long-term assets	494	511
Non-current assets of discontinued operations	—	11,794
Total assets	$190,873	$159,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,811	$1,368
Accrued expenses	7,067	7,195
Deferred revenue	9,106	10,417
Operating lease liabilities	481	1,473
Contingent consideration	23,012	—
Current liabilities of discontinued operations	—	4,696
Total current liabilities	41,477	25,149
Operating lease liabilities, net of current portion	3,873	2,600
Deferred revenue, net of current portion	9,194	10,213
Contingent consideration, net of current portion	—	2,284
Other long-term liabilities	30	—
Non-current liabilities of discontinued operations	—	4,638
Total liabilities	54,574	44,884
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,118,576 shares and 35,098,493 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	36	35
Additional paid-in capital	363,710	356,216
Accumulated other comprehensive income	43	1,146
Accumulated deficit	(227,490)	(242,805)
Total stockholders' equity	136,299	114,592
Total liabilities and stockholders' equity	$190,873	$159,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$10,844	$11,216	$28,950	$24,996
Service and contract revenue	3,161	3,303	9,867	8,407
Total revenue	14,005	14,519	38,817	33,403
Cost of revenue:
Product cost of revenue	5,290	4,967	15,338	11,423
Service and contract cost of revenue	1,360	1,774	4,210	4,153
Total cost of revenue	6,650	6,741	19,548	15,576
Gross profit	7,355	7,778	19,269	17,827
Operating expenses:
Research and development	3,837	4,205	12,071	11,088
Selling, general and administrative	9,134	9,685	29,712	29,001
Change in fair value of contingent consideration	10,708	(12,141)	19,999	(12,141)
Goodwill impairment	—	30,523	—	30,523
Total operating expenses	23,679	32,272	61,782	58,471
Loss from continuing operations	(16,324)	(24,494)	(42,513)	(40,644)
Other income, net:
Interest income	1,101	879	3,114	3,741
Income from transition services agreement, net	431	—	2,073	—
Other expense, net	(89)	(33)	(229)	(213)
Total other income, net	1,443	846	4,958	3,528
Loss from operations before income taxes	(14,881)	(23,648)	(37,555)	(37,116)
Income tax expense	(29)	—	(100)	—
Net loss from continuing operations	$(14,910)	$(23,648)	(37,655)	(37,116)
Net income (loss) from discontinued operations, net of tax	(72)	(5,647)	52,970	(15,644)
Net income (loss) attributable to common stockholders	$(14,982)	$(29,295)	$15,315	$(52,760)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.68)	$(1.05)	$(1.10)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.16)	$1.48	$(0.46)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.84)	$0.43	$(1.56)
Weighted average common shares outstanding
Basic and diluted	36,101,051	34,670,638	35,791,111	33,817,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(14,982)	$(29,295)	$15,315	$(52,760)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	683	(7)	188
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	(1,125)	—
Unrealized gain on marketable securities, net of tax of $0	59	27	29	15
Total other comprehensive income (loss)	$59	$710	$(1,103)	$203
Comprehensive income (loss)	$(14,923)	$(28,585)	$14,212	$(52,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424
Issuance of common stock upon exercise of stock options	100,397	—	207	—	—	207
Stock-based compensation expense	—	—	2,336	—	—	2,336
Issuance of common stock upon ESPP purchase	57,988	—	170	—	—	170
Vesting of restricted stock units	159,635	—	—	—	—	—
Net loss	—	—	—	—	(13,306)	(13,306)
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Balances at June 30, 2025	36,057,576	$36	$361,305	$(16)	$(212,508)	$148,817
Issuance of common stock upon exercise of stock options	24,746	—	26	—	—	26
Stock-based compensation expense	—	—	2,379	—	—	2,379
Vesting of restricted stock units	36,254	—	—	—	—	—
Net loss	—	—	—	—	(14,982)	(14,982)
Unrealized gains on marketable securities	—	—	—	59	—	59
Balances at September 30, 2025	36,118,576	$36	$363,710	$43	$(227,490)	$136,299

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	34,563	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Vesting of restricted stock units	370,511	—	—	—	—	—
Net loss	—	—	—	—	(10,917)	(10,917)
Foreign currency translation adjustments	—	—	—	(370)	—	(370)
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Balances at March 31, 2024	32,924,097	$33	$337,396	$980	$(181,516)	$156,893
Issuance of common stock upon exercise of stock options	57,610	—	97	—	—	97
Stock-based compensation expense	—	—	3,096	—	—	3,096
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	67,292	—	326			326
Vesting of restricted stock units	84,713	—	—	—	—	—
Net loss	—	—	—	—	(12,548)	(12,548)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Unrealized gains on marketable securities	—	—	—	3	—	3
Balances at June 30, 2024	34,630,883	$35	$349,530	$858	$(194,064)	$156,359
Issuance of common stock upon exercise of stock options	41,535	—	66	—	—	66
Stock-based compensation expense	—	—	3,199	—	—	3,199
Vesting of restricted stock units	40,070	—	—	—	—	—
Net loss	—	—	—	—	(29,295)	(29,295)
Foreign currency translation adjustments	—	—	—	683	—	683
Unrealized gains on marketable securities	—	—	—	27	—	27
Balances at September 30, 2024	34,712,488	$35	$352,795	$1,568	$(223,359)	$131,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$15,315	$(52,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment	—	30,523
Depreciation and amortization expense	3,354	3,245
Stock-based compensation expense	7,080	8,938
Provision for inventory obsolescence	378	527
Net amortization of premiums and accretion of discounts on marketable securities	(641)	(86)
Loss on disposal of property and equipment	133	54
Gain on sale of Desktop Portfolio, net of transaction costs	(56,128)	—
Provision for credit losses	—	190
Change in fair value of contingent consideration	19,999	(12,141)
Deferred income tax	—	(210)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	546	(6,901)
Inventory	(5,462)	(2,996)
Prepaid expenses and other current assets	(2,237)	1,478
Other long-term assets	189	(6)
Accounts payable and accrued expenses	(5,423)	464
Deferred revenue	(2,142)	1,694
Right-of-use operating lease assets	1,563	1,493
Operating lease liabilities	(1,531)	(1,510)
Net cash used in operating activities	(25,007)	(28,004)
Cash flows from investing activities:
Purchases of property and equipment	(961)	(412)
Purchases of marketable securities	(54,276)	(40,879)
Acquisition of businesses, net of cash acquired	(2,000)	(44,783)
Proceeds from sale of Desktop Portfolio	69,909	—
Proceeds from maturities of marketable securities	31,265	38,973
Net cash provided by (used in) investing activities	43,937	(47,101)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(698)	(1,039)
Proceeds from issuance of common stock	415	551
Payments for contingent consideration	—	(417)
Net cash used in financing activities	(283)	(905)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,674	(76,016)
Cash, cash equivalents and restricted cash at beginning of period	44,203	121,212
Cash, cash equivalents and restricted cash at end of period	$62,877	$45,196
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$—	$36
Transfers of inventory to property and equipment	$513	$999
Fair value of common stock issued for acquisition of RedWave Technology	$—	$8,616
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,802	$45,025
Restricted cash included in other long-term assets	75	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,877	$45,196

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

Acquisitions

The Company acquired CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), located in Danbury, Connecticut in April 2024. RedWave is a leading provider of portable Fourier Transform Infrared (“FTIR”) spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR, an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provided the Company with an expanded portfolio of handheld chemical analysis devices that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave provided a line of accessories for pharma Process Analytical Technology (PAT) and industrial QC applications. See Note 16, Acquisitions, for further information.

The Company acquired KAF Manufacturing Company, Inc. (“KAF”), located in Stamford, Connecticut in July 2025. KAF is a precision machining company focused on providing precision components, diamond-turned optics and components for laboratory and medical instrument original equipment manufacturers and for the aerospace industry. This acquisition provided the Company with strength and sustainability over its supply chain for critical FTIR components. See Note 16, Acquisitions, for further information.

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

On the Closing Date, the Company entered into an UNC Intellectual Property Sublicense Agreement with Repligen (the “Sublicense Agreement”) under which the Company granted a sublicense to license certain Company rights to in-licensed technologies under the Company’s license agreement with the University of North Carolina (“UNC”). See Note 15, Commitments and Contingencies.

On the Closing Date, the company entered into a Supply Agreement with Repligen under which the Company will supply certain components to Repligen related to the Rebel product offering.

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through September 30, 2025, these costs amounted to approximately $4.4 million and are included within the net income (loss) from discontinued operations, net of tax line item on the Company's condensed consolidated statement of operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $37.7 million for the nine months ended September 30, 2025 and $42.1 million for the year ended December 31, 2024. As of September 30, 2025, the Company had an accumulated deficit of $227.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Reclassifications

The Company’s Desktop Portfolio met all the conditions to be classified as held for sale and, because the Company considers the disposal of the Desktop Portfolio to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s Desktop Portfolio were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for the Company’s Desktop Portfolio are reflected within discontinued operations in the condensed consolidated statements of operation for all periods presented. For additional information, see Note 3, Discontinued Operations and TSA.

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the Desktop Portfolio in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 and statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, RedWave, and 908 Devices (Shanghai) Technology Co., Ltd (which was dissolved in the third quarter of the current annual period). All intercompany balances and transactions have been eliminated.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three months ended September 30, 2025, one customer represented 10% of total revenue. For the comparable three months ended September 30, 2024, one customer represented 24% of total revenue.

For the nine months ended September 30, 2025, no customer represented 10% or more of total revenue. For the comparable nine months ended September 30, 2024, two customers represented 12% and 10% or more of total revenue, respectively.

As of September 30, 2025, two customers accounted for 17% and 11% of gross accounts receivable, respectively. As of December 31, 2024, one customer accounted for 20% of gross accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balances at beginning of period	$119	$544	$524	$389
Current period change for expected credit loss	27	—	(1)	163
Deduction / recoveries collected	—	—	(377)	(8)
Balances at end of period	$146	$544	$146	$544

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory and demonstration equipment	2 to 5 years
Standard tools and machinery	5 to 10 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of remaining life of lease or useful life

During the three months ended September 30, 2025, standard tools and machinery was added to the list of assets to capture the equipment acquired with the acquisition of KAF, there is no further impact to our existing property and equipment and its depreciation.

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

Segment Information

The Company manages its operations on a consolidated basis and as a single segment for the purposes of assessing performance and making operating decisions. The Company provides a suite of purpose-built handheld mass spectrometry and FTIR devices for use in vital health and safety applications. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer. See Note 17, Segment Reporting, for disclosure of significant segment expenses.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Device sales revenue	$9,114	$10,061	$24,806	$22,418
Recurring revenue	4,837	4,417	13,894	10,944
Contract revenue	54	41	117	41
Total revenue	$14,005	$14,519	$38,817	$33,403

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Handheld product and service revenue	$13,215	$13,868	$36,624	$30,587
Program product and service revenue	—	110	166	1,908
OEM and funded partnership revenue	790	541	2,027	908
Total revenue	$14,005	$14,519	$38,817	$33,403

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States federal and defense	$4,741	$6,221	$9,356	$14,026
United States state authorities and local municipalities	6,098	5,779	18,346	13,184
Rest of world national and provincial organizations	2,426	2,018	9,133	5,331
Global pharmaceutical, industrial and other	740	501	1,982	862
Total revenue	$14,005	$14,519	$38,817	$33,403

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$11,231	$12,499	$29,173	$27,861
Europe, Middle East and Africa	1,538	1,747	7,358	4,602
Asia Pacific	793	72	1,645	433
Americas other	443	201	641	507
Total revenue	$14,005	$14,519	$38,817	$33,403

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF. The OEM Customer committed to $6.6 million of orders over the initial three years with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply Agreement. As of September 30, 2025, $0.7 million of the upfront payment is recorded in deferred revenue and deferred revenue, net of current portion.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balances at beginning of period	$20,630	$17,104
Recognition of revenue included in balance at beginning of the period	(8,353)	(6,346)
Deferred revenue acquired, net of revenue recognized	—	3,263
Revenue deferred during the period, net of revenue recognized	6,023	8,462
Balances at end of period	$18,300	$22,483

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	September 30,	December 31,
	2025	2024
Deferred revenue expected to be recognized in:
One year or less	$9,106	$10,417
One to two years	4,570	5,005
Three years and beyond	4,624	5,208
	$18,300	$20,630

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. While the Company continues to assess the impact of the tax provisions of the OBBB on our consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on its operations. The impacts of the OBBB are not expected to be material to the 2025 consolidated financial statements; however, impacts to future periods will continue to be evaluated.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently assessing the impact of the adoption of this guidance.

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

As of September 30, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of September 30, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Payment for fair value transferred for Desktop Portfolio(1)(2)(3)	$69,909

Net assets transferred
Cash	$189
Accounts receivable(3)	1,080
Inventory	5,418
Prepaid expenses and other current assets(3)	333
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,533

Transaction costs	$(4,373)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,128
Income tax	—
Gain on sale, net of tax	$56,128
(1)	The Cash payment consists of $70.0 million, less fees and other working capital adjustments of $0.1 million.
(2)	The Cash payment also consists of $3.5 million to be held in escrow for a period of 15 months after the Closing Date, as a source of recovery for possible indemnification claims by Repligen, and $0.5 million to be held in escrow until the final determination of the purchase price, as a source of recovery for any negative net working capital adjustment to the purchase price.
(3)	Working capital adjustments in the net amount of less than $0.1 million were subsequently recognized for Accounts receivable, Prepaid expenses and other current assets and agreed upon with Repligen in the quarter ended September 30, 2025.

For the nine months ended September 30, 2025, the gain from sale of the Desktop Portfolio, net of tax of $56.1 million was included in the net income (loss) from discontinued operations, net of tax on the Company’s condensed consolidated statements of operations.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$—	$1,629	$612	$5,348
Service and contract revenue		625	464	2,060
Total revenue	—	2,254	1,076	7,408
Cost of revenue:
Product cost of revenue	—	1,270	571	2,756
Service and contract cost of revenue	—	430	340	1,725
Total cost of revenue	—	1,700	911	4,481
Gross profit	—	554	165	2,927
Operating expenses:
Research and development	—	2,583	1,576	7,871
Selling, general and administrative	—	3,694	1,668	10,877
Total operating expenses	—	6,277	3,244	18,748
Other income (expense), net:
(Loss) gain on divesture	(72)	—	56,128	—
Other expense, net:	—	4	(95)	(34)
Total other income (expense), net:	(72)	4	56,033	(34)
Income (loss) from discontinued operations before income taxes	(72)	(5,719)	$52,954	$(15,855)
Benefit from income taxes	—	72	16	211
Net income (loss) from discontinued operations, net of tax	(72)	(5,647)	$52,970	$(15,644)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included as income from transition services agreement, net under other income, net. The majority of the services and obligations under the TSA were concluded as of the third quarter of 2025; however, certain accounting and operation support services have been extended through June 30, 2026.

As of September 30, 2025, $2.1 million has been billed to Repligen and $1.6 million has been paid by Repligen for transition services performed by the Company. The Company owes Repligen $0.8 million related to the payments and collection services provided under the TSA as of September 30, 2025.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. For the nine months ended September 30, 2024, depreciation and amortization expense related to the Desktop Portfolio was $1.2 million, share based compensation expense was $2.6 million and amortization of right-of-use operating lease assets was $0.4 million. Excluding the gain of $56.1 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$22,779	$—	$—	$22,779
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	49,250	—	49,250
Total assets measured at fair value	$22,779	$49,250	$—	$72,029
Other current liabilities:
Acquisition-related contingent consideration	—	—	23,012	23,012
Total liabilities measured at fair value	$—	$—	$23,012	$23,012

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$20,857	$—	$—	$20,857
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	25,568	—	25,568
Total assets measured at fair value	$20,857	$25,568	$—	$46,425
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	2,284	2,284
Total liabilities measured at fair value	$—	$—	$2,284	$2,284

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2025 or 2024.

Marketable Securities

U.S. Treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Contingent Consideration

The Company recognizes acquisition-related contingent consideration which represents the estimated fair value of future payments or issuance of the Company’s common stock to the former owners of an acquired entity as part of certain transactions. Acquisition-related contingent consideration is measured and reported at fair value using the present value technique, the Monte Carlo simulation method or probability weighted scenario based on the unobservable inputs, which are significant to the fair value and classified with Level 3 of the fair value hierarchy.

For the acquisition of KAF in July 2025, the amount of contingent consideration to be issued is contingent based on the quality and yields of manufacturing operation during the six months period from July 1, 2025 through January 1, 2026. As of the acquisition date of KAF, the fair value of the contingent consideration was estimated using present value technique with the discount rate of 6.0%.

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

As of September 30, 2025, the fair value of the contingent consideration related to the acquisition of RedWave was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $8.76 per share, revenue projections, an equity volatility rate of the Company of 110%, a revenue volatility rate of 24.0% and a discount rate of 25.6% . The fair value of contingent consideration increased by $10.7 million and $20.0 million, primarily due to the increase in the Company’s publicly quoted share price and change in the level of revenue projections during the three and nine months ended September 30, 2025, respectively. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2024	$2,284
Acquisition date fair value of contingent consideration - KAF	729
Increase in fair value of contingent consideration earnouts	19,999
Balance as of September 30, 2025	$23,012

The change in the fair value of contingent consideration liability is included in loss from continuing operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$49,207	$43	$—	$—	$49,250

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$25,555	$13	$—	$—	$25,568

The Company purchased a total of approximately $54.3 million of U.S. treasury securities for the nine months ended September 30, 2025. The U.S. treasury securities that matured during the nine months ended September 30, 2025 were approximately $31.3 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Interest earned on sales of marketable securities was $1.4 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$10,348	$7,366
Work-in-progress	1,511	1,355
Finished goods	3,467	2,165
	$15,326	$10,886

During the nine months ended September 30, 2025 and 2024, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $0.5 million and $0.6 million, respectively.

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory and demonstration equipment	$4,611	$3,812
Standard tools and machinery	2,222	—
Computer equipment and software	293	337
Furniture and fixtures	282	481
Construction in progress	—	41
Leasehold improvements	763	477
	8,171	5,148
Less: Accumulated depreciation and amortization	(4,024)	(3,553)
	$4,147	$1,595

For the three months ended September 30, 2025 and 2024, depreciation expense was $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $0.9 million and $0.8 million, respectively.

8. Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	September 30, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(461)	$2,661
Developed Technology	38,080	(3,597)	34,483
	$41,202	$(4,058)	$37,144

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(208)	$2,292
Developed Technology	38,080	(1,692)	36,388
	$40,580	$(1,900)	$38,680

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$635	$635	$1,904	$1,058
Selling, general and administrative expenses	97	78	254	130
	$732	$713	$2,158	$1,188

Estimated future amortization expense for the intangible assets as of September 30, 2025 are as following (in thousands):

2025	$732
2026	2,929
2027	2,929
2028	2,929
2029	2,929
Thereafter	24,696
$37,144

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$5,106	$5,144
Accrued warranty	682	877
Accrued professional fees	890	785
Accrued other	389	389
	$7,067	$7,195

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Accrual balance at beginning of period	$876	$851
Provision for new warranties	918	921
Settlements and adjustments made during the period	(1,112)	(920)
Accrual balance at end of period	$682	$852

10. Restructuring

In November 2024, the Company announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company implemented an approximately 11% workforce reduction to rationalize the Company’s bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. In addition, the Company transitioned manufacturing operations from Boston, Massachusetts to Danbury, Connecticut in June 2025.

In June 2025, the Company abandoned its Boston facility in connection with transitioning manufacturing operations from Boston into Danbury and moved its corporate headquarters to Burlington, Massachusetts. The Company had no intention to sublease or utilize the space for the remaining lease term, resulting in the right-use assets to be abandoned. The Company recorded a $1.0 million restructuring charge for the lease abandonment, including its remaining right-of-use asset, utilities and other costs. The Company made full payment of such charges in June 2025, including the rents. The organizational and facility restructurings were substantially completed in June 2025.

The following table sets forth the activity in the severance and related costs accruals for the nine months ended September 30, 2025 (in thousands):

	Facility, moving and related costs	Abandonment charges and related costs	Severance & Employee related costs	Total
Balance at December 31, 2024	$—	$—	$69	$69
Restructuring charges	314	724	450	1,488
Cash payments	(314)	(9)	(475)	(798)
Other, non-cash adjustments	—	(715)	—	(715)
Balance at September 30, 2025	$—	$—	$44	$44

For the nine months ended September 30, 2025, the Company incurred approximately $1.5 million of expenses related to the restructuring. Of the $1.5 million restructuring expenses in the nine months ended September 30, 2025, $1.0 million is related to the Company’s headquarters operating lease related ROU asset abandonment recorded under general and administrative expense and other expense. Severance and employee benefits is $0.5 million, of which $0.3 million was recorded under cost of revenue and $0.2 million was recorded under research and development and selling, general and administrative, respectively.

11. Long-Term Debt

Amended 2022 Loan Revolver

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank, a division of First Citizens Bank (“SVB”), as lender. On September 15, 2025, the Amended 2022 Revolver was extended to February 2, 2026. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through February 2, 2026, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

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

12. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2025, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2025, and December 31, 2024, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively.

Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) per share attribute table to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(14,910)	$(23,648)	$(37,655)	$(37,116)
Net income (loss) from discontinued operations attributable to common stockholders	(72)	(5,647)	52,970	(15,644)
Net income (loss) attributable to common stockholders	$(14,982)	$(29,295)	$15,315	$(52,760)

Denominator:
Weighted average common shares outstanding - basic and diluted	36,101,051	34,670,638	35,791,111	33,817,613
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.68)	$(1.05)	$(1.10)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.16)	$1.48	$(0.46)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.84)	$0.43	$(1.56)

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss from continuing operations and net (loss) income from discontinued operations per share attributable to common stockholders are the same.

Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding warrants, stock options, restricted stock units and shares to be purchased under the Company’s employee stock purchase plan.

For periods in which the Company reports a net loss from continuing operations, regardless of net (loss) income from discontinued operation, diluted net (loss) income per share attributable to common stockholders is the same as basic net (loss) income per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the three and nine months ended September 30, 2025 and 2024, basic net (loss) income per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2025	2024
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,683,726	2,820,387
Performance stock units	79,836	105,878
Restricted stock units	3,263,139	2,702,851
	6,119,404	5,721,819

13. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$158	$125	$381	$343
Research and development expenses	477	597	1,611	1,606
Selling, general and administrative expenses	1,744	1,578	4,943	4,420
	$2,379	$2,300	$6,935	$6,369

For the three months ended September 30, 2025 and 2024, stock-based compensation expense related to discontinued operations was none and $0.9 million, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense related to discontinued operation was $0.1 million and $2.6 million, respectively.

As of September 30, 2025, there was $9.8 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.0 years.

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

As of September 30, 2025, there was less than $0.1 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 0.5 years.

14. Leases

The Company’s primary operating lease obligations consist of leases for office space and manufacturing facilities in Massachusetts and Connecticut.

In June 2025, the Company entered into a new operating lease agreement in Burlington, Massachusetts. The new lease is for approximately 13,000 rentable square feet and commenced in June 2025 for a term of 50 months with total lease costs of approximately $1.9 million. The Company abandoned its facility in Boston, Massachusetts to relocate the Company’s headquarters and research and development activities to the new Burlington location. See Note 10, Restructuring.

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

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$198	$545	$1,161	$1,487
Short-term lease cost	62	27	103	75
Variable lease cost	—	35	52	113
	$260	$607	$1,316	$1,675

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,762	$1,466
Operating lease liabilities arising from obtaining right-of-use assets	$1,783	$2,740

The weighted-average remaining lease term and discount rate were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.81	6.29
Weighted-average discount rate - operating leases	7.6%	8.6%

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

Future annual minimum lease payments under operating leases as of September 30, 2025 are as follows (in thousands):

2025	$198
2026	859
2027	885
2028	953
2029	771
Thereafter	2,098
Total future minimum lease payments	5,764
Less: imputed interest	(1,410)
Total operating lease liabilities	$4,354

15. Commitments and Contingencies

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. On October 1, 2021, the Company commenced an employer match program whereby the Company matches 100% of the first 3% that each employee contributes to the plan, capped at a maximum of $3,500 per year per employee. During the nine months ended September 30, 2025 and 2024, the Company made $0.4 million and $0.3 million, respectively, in contributions to the plan.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025.

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

16. Acquisitions

Acquisition of KAF Manufacturing Company, Inc.

On July 1, 2025, the Company entered into an asset purchase agreement with KAF. The purchase price included an initial payment of $2.0 million in cash, and a contingent obligation to pay an additional $0.75 million in cash in six months following the closing of the transaction if certain operating requirements have been satisfied in accordance with the terms of the asset purchase agreement. The transaction closed on July 1, 2025, at which time certain KAF assets were acquired and 15 employees were hired by the Company.

KAF is a precision machining company focused on providing precision components, diamond-turned optics and components for laboratory and medical instrument original equipment manufacturers and for the aerospace industry. The Company believes this acquisition will enable it to strengthen and secure its supply chain for critical FTIR components.

The preliminary purchase price allocation related to the acquisition of KAF is complete. The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired.

The Company has accounted for the acquisition of KAF as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets of KAF have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

In June 2025, the Company entered into a Master Supply Agreement with an OEM Customer, who is an existing customer of the Company and a customer of KAF. On July 1, 2025, the Company also entered into a short-term nine month lease agreement with the KAF owners for the 11,500 rentable square feet building in Stamford, Connecticut. In accordance with ASC 805-10-25-20 through 25-22, these contractual arrangements were accounted separately from the business combination.

The Company has primarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of July 1, 2025.

The results of KAF’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition. Pro forma financial information reflecting the acquisition has not been presented because the impact, individually and collectively, on revenues and net income (loss) is not material.

Fair Value of Net Assets Acquired

Subsequent to the acquisition date, no measurement period adjustments were recognized. The following table presents the primary allocation of the consideration paid on the acquisition date for the KAF transaction (amounts in thousands):

Consideration Transferred:
Cash paid	$2,000
Contingent consideration - earnout	729
Total consideration transferred	$2,729

Assets acquired:
Standard tools and machinery	$2,107
Identifiable Intangible assets
Customer Relationships	622
Total	$2,729

The fair value of standard tools and machinery was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and scrap value, or the market approach which includes adjustments for physical condition of comparable standard tools or machinery sold. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

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

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration (see Note 15, Commitments and Contingencies).

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

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and RedWave. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on January 1, 2023, nor are they intended to represent or be indicative of future results of continuing operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenue (unaudited)	$14,519	$38,538
Pre-tax loss from continuing operation (unaudited)	$(24,349)	$(37,353)

Supplemental pro forma pre-tax loss from continuing operation for the three and nine months ended September 30, 2024 were adjusted to exclude $0.1 million and $2.3 million of acquisition-related costs, respectively, and include additional $0.7 million and $2.1 million of intangible amortization costs, respectively.

17. Segment Reporting

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$14,005	$14,519	$38,817	$33,403
Significant segment expenses(income)
Cost of revenues	6,650	6,741	19,548	15,576
Research and development	3,837	4,205	12,071	11,088
Sales and marketing	4,103	4,689	13,466	12,641
General and administrative	5,031	4,996	16,246	16,360
Goodwill impairment	—	30,523	—	30,523
Change in fair value of contingent consideration	10,708	(12,141)	19,999	(12,141)
Other segment items(1)	(1,414)	(846)	(4,858)	(3,528)
Net loss from continuing operations	(14,910)	(23,648)	(37,655)	(37,116)
Net income (loss) from discontinued operations, net of tax(2)	(72)	(5,647)	52,970	(15,644)
Net income (loss)	$(14,982)	$(29,295)	$15,315	$(52,760)
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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $38.8 million and $33.4 million for the nine months ended September 30, 2025 and 2024, respectively, and incurred net losses of $37.7 million and $37.1 million for those same periods. As of September 30, 2025, we had an accumulated deficit of $227.5 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We continue to gauge the effects from the protracted U.S. government shutdown, which include delays due to constrained staffing and contracting authorities and the processing of U.S. export licenses. We expect that the U.S. government resumes normal contracting and operations in the fourth quarter of 2025. We believe any impacts from the shutdown would be a timing issue as customer demand for our technology and products remain strong.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 36% and 33% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and nine months ended September 30, 2025 and 2024, our product placements (units recognized as revenue) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Placements:
Handheld	176	178	497	374

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	September 30,
	2025	2024
Cumulative Product Placements:
Handheld	3,512	2,796

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 64% and 67% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. Recurring revenue accounted for 36% and 33% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. Our current device offerings include MX908, ThreatID, ProtectIR, XplorIR, VipIR and AVCAD components.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to one customer during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025 and 2024, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Device sales revenue	$9,114	$10,061	$24,806	$22,418
Recurring revenue	4,837	4,417	13,894	10,944
Contract revenue	54	41	117	41
Total revenue	$14,005	$14,519	$38,817	$33,403

Our product and service revenue is comprised of sales of our devices and related consumables, accessories and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States federal and defense	$4,741	$6,221	$9,356	$14,026
United States state authorities and local municipalities	6,098	5,779	18,346	13,184
Rest of world national and provincial organizations	2,426	2,018	9,133	5,331
Global pharmaceutical, industrial and other	740	501	1,982	862
Total revenue	$14,005	$14,519	$38,817	$33,403

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

Income from Transition Services Agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. In addition, the Transition Services Agreement by and between the Company and Repligen, dated as of March 4, 2025, or the TSA, provides Repligen with access to the Company’s facility in Boston, Massachusetts. The services and obligations under the TSA were substantially completed, and access to the Company’s facility was terminated, as of June 30, 2025. The Company is continuing to provide certain general and administrative functions under the TSA.

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

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$10,844	$11,216	$(372)
Service and contract revenue	3,161	3,303	(142)
Total revenue	14,005	14,519	(514)
Cost of revenue:
Product cost of revenue	5,290	4,967	323
Service and contract cost of revenue	1,360	1,774	(414)
Total cost of revenue	6,650	6,741	(91)
Gross profit	7,355	7,778	(423)
Operating expenses:
Research and development	3,837	4,205	(368)
Selling, general and administrative	9,134	9,685	(551)
Change in fair value of contingent consideration	10,708	(12,141)	22,849
Goodwill impairment	—	30,523	(30,523)
Total operating expenses	23,679	32,272	(8,593)
Loss from operations	(16,324)	(24,494)	8,170
Other income (expense):
Interest income	1,101	879	222
Income from transition services agreement, net	431	—	431
Other expense, net	(89)	(33)	(56)
Total other income, net	1,443	846	597
Loss from continuing operations before income taxes	(14,881)	(23,648)	8,767

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$10,844	$11,216	$(372)	(3)%
Product cost of revenue	5,290	4,967	323	7%
Gross profit	$5,554	$6,249	$(695)	(11)%
Gross profit margin	51%	56%	(5)%

Product revenue decreased by $0.4 million, or 3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily related to a decrease in MX908 product revenue, mainly related to fewer device sales in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was offset in part by an increase in product revenue from FTIR products, led by XplorIR, which doubled in placements to sixty devices during the three months ended September 30, 2025.

Product cost of revenue increased by $0.3 million, or 7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in product cost of revenue was primarily related to a $0.7 million increase in personnel related costs, of which $0.4 million is due to increased headcount as a result of the KAF acquisition, offset in part by a $0.1 million decrease in charges for excess and obsolete inventory, a $0.1 million decrease in facility related costs, and a $0.1 million reduction in freight costs.

Product gross profit decreased by $0.7 million, or 11%, and gross profit margin decreased by five percentage points for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease in product gross profit was primarily due to the impact of higher costs, including a $0.7 million increase in personnel related costs, offset in part by reduced spending in facilities, postage and charges for excess and obsolete inventory, as well as lower product volume for the three months ended September 30, 2025, which drove the decrease in gross profit margin.

Service and Contract revenue

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$3,161	$3,303	$(142)	(4)%
Service and contract cost of revenue	1,360	1,774	(414)	(23)%
Gross profit	$1,801	$1,529	$272	18%
Gross profit margin	57%	46%	11%

Service and contract revenue decreased by $0.1 million, or 4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily related to a decrease in service revenues related to the number of trainings performed for MX908 devices in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was offset in part by an increase in service revenues from service contracts on FTIR devices related to the increasing installed base.

Service and contract cost of revenue decreased by $0.4 million, or 23%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in service cost of revenue was primarily related to a decrease in contractors performing trainings for our MX908 and material costs incurred for service commitments in the three months ended September 30, 2025.

Service gross profit increased by $0.3 million, or 18%, and gross profit margin increased by eleven percentage points for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease in service costs incurred for performing trainings and material costs to support extended service contracts.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$3,837	$4,205	$(368)	(9)%
Percentage of total revenue	27%	29%

Our research and development expenses were $3.8 million for the three months ended September 30, 2025, a decrease of $0.4 million from research and development expenses of $4.2 million for the three months ended September 30, 2024. The decrease was due primarily to a $0.2 million decrease in project expenditure related to materials and consulting, and a $0.2 million decrease in facility costs resulting from the impact of the shutdown of the Boston location.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$9,134	$9,685	$(551)	(6)%
Percentage of total revenue	65%	67%

Our selling, general and administrative expenses were $9.1 million for the three months ended September 30, 2025, a decrease of $0.6 million from selling, general and administrative expenses of $9.7 million for the three months ended September 30, 2024. The decrease was due primarily to a $0.2 million decrease in payroll and related costs related to reduced headcount and the repatriation of an employee on assignment, a $0.2 million decrease related to consulting, audit and other professional fees, a $0.1 million decrease related to facility costs and additional decreases within marketing, insurance and other operating costs, offset in part by a $0.2 million increase in non-cash stock based compensation.

Change in fair value of contingent consideration

The key assumptions, such as revenue projection, equity volatility rate of the Company, revenue volatility rate and discount rate are utilized to estimate the fair value of the contingent consideration under Monte Carlo simulation. The fair value of contingent consideration increased by $10.7 million during the three months ended September 30, 2025, due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the three months ended September 30, 2025. The decline in the key assumptions of stock price and forecast resulted in an adjustment to the fair value of the contingent consideration obligation for the three months ended September 30, 2024 of a credit of $12.1 million that reduced the value of our contingent consideration liability for that period.

Other Income

Interest income

Interest income increased by $0.2 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024. The increase was due to higher cash, cash equivalent and marketable securities balance, primarily due to the increased proceeds from the desktop divestiture, offset in part by lower interest rates during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Income from transition services agreement, net

Income from the transition services agreement, net was $0.4 million for the three months ended September 30, 2025.

Other expense, net

Other expense, net for the three months ended September 30, 2025 did not change materially from the three months ended September 30, 2024.

Goodwill impairment

As a result of sustained decreases in our publicly quoted share price and market capitalization in the third quarter of 2024, a $30.5 million goodwill impairment was recorded for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$28,950	$24,996	$3,954
Service and contract revenue	9,867	8,407	1,460
Total revenue	38,817	33,403	5,414
Cost of revenue:
Product cost of revenue	15,338	11,423	3,915
Service and contract cost of revenue	4,210	4,153	57
Total cost of revenue	19,548	15,576	3,972
Gross profit	19,269	17,827	1,442
Operating expenses:
Research and development	12,071	11,088	983
Selling, general and administrative	29,712	29,001	711
Change in fair value of contingent consideration	19,999	(12,141)	32,140
Goodwill impairment	—	30,523	(30,523)
Total operating expenses	61,782	58,471	3,311
Loss from operations	(42,513)	(40,644)	(1,869)
Other income, net:
Interest income	3,114	3,741	(627)
Income from transition services agreement, net	2,073	—	2,073
Other expense, net	(229)	(213)	(16)
Total other income, net	4,958	3,528	1,430
Loss from continuing operations before income taxes	(37,555)	(37,116)	(439)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories and consumables as follows:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$28,950	$24,996	$3,954	16%
Product cost of revenue	15,338	11,423	3,915	34%
Gross profit	$13,612	$13,573	$39	0%
Gross profit margin	47%	54%	(7)%

Product revenue increased by $4.0 million, or 16%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily related to a $8.2 million increase product revenue from our FTIR products, partly due to the impact of ownership for the full period in 2025 compared to five months in 2024. This increase was offset in part by lower mass spec product revenues, mainly a decrease in device sales to our United States federal and defense customers, and due to a $1.5 million decrease in program product revenue related to our AVCAD program, pursuant to which we had component shipments under our subcontract agreement with a commercial entity in the nine months ended September 30, 2024.

Product cost of revenue increased by $3.9 million, or 34%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $1.6 million in higher personnel related costs, partly related to our RedWave and KAF acquisitions, $0.8 million in higher intangible amortization, and $0.4 million related to severance and retention costs.

Product gross profit was relatively unchanged, and gross profit margin decreased by seven percentage points for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The flat product gross profit was primarily due to the higher product revenue volume, offset by the impact of lower margin international sales, an increase in intangible amortization and higher personnel related costs for the nine months ended September 30, 2025, which drove the decrease in gross profit margin.

Service and Contract revenue

Our service revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$9,867	$8,407	$1,460	17%
Service and contract cost of revenue	4,210	4,153	57	1%
Gross profit	$5,657	$4,254	$1,403	33%
Gross profit margin	57%	51%	6%

Service and contract revenue increased by $1.5 million, or 17%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily related to a $0.8 million increase in handheld service revenues related to trainings and extended service contracts for MX908 devices and an increase in service revenue related to our FTIR products. Contract revenue for the nine months ended September 30, 2025 was $0.1 million compared to less than $0.1 million in the nine months ended September 30, 2024.

Service and contract cost of revenue increased by $0.1 million, or 1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. There was an increase in service cost of revenue of $0.4 million related to an increase in personnel related costs which was offset in part by a reduction in third party contractors and materials spent on extended service contracts during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Service gross profit increased by $1.4 million, or 33%, and gross profit margin increased by six percentage points for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$12,071	$11,088	$983	9%
Percentage of total revenue	31%	33%

Our research and development expenses were $12.1 million for the nine months ended September 30, 2025, an increase of $1.0 million from research and development expenses of $11.1 million for the nine months ended September 30, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.5 million increase in project expenditure related to materials and consulting, a $0.4 million increase in personnel and related costs, and a $0.4 million increase in severance and retention costs, offset in part by a $0.1 million decrease in depreciation and a $0.1 million decrease in facility related costs

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$29,712	$29,001	$711	2%
Percentage of total revenue	77%	87%

Our selling, general and administrative expenses were $29.7 million for the nine months ended September 30, 2025, an increase of $0.7 million from selling, general and administrative expenses of $29.0 million for the nine months ended September 30, 2024. The increase was due primarily to a $1.1 million increase in payroll and related costs, mainly related to our acquisition of RedWave, a $0.6 million charge for transaction bonuses earned with the Desktop Portfolio divestiture, a $0.9 million increase related to facility shut down and moving costs, and a $0.5 million increase in non-cash stock based compensation, offset in part by $2.2 million in lower consulting, legal and accounting related costs incurred with the RedWave acquisition during the nine months ended September 30, 2024 and a net decrease in all other expenses of $0.2 million.

Change in fair value of contingent consideration

The fair value of contingent consideration increased by $20.0 million during the nine months ended September 30, 2025, due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the nine months ended September 30, 2025. The decline in the key assumptions of stock price and forecast resulted in an adjustment to the fair value of the contingent consideration obligation for the nine months ended September 30, 2024 of a credit of $12.1 million that reduced the value of our contingent consideration liability for that period.

Other Income

Interest income

Interest income decreased by $0.6 million for the nine months ended September 30, 2025 from $3.7 million for the nine months ended September 30, 2024. The decrease was due to the lower cash, cash equivalent and marketable securities balances, primarily due to the average balance during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 and, to a lesser extent, lower interest rates.

Income from transition services agreement, net

Income from the transition services agreement, net was $2.1 million for the nine months ended September 30, 2025.

Other expense (income), net

Other expense, net for the nine months ended September 30, 2025 did not change materially from the nine months ended September 30, 2024.

Goodwill impairment

As a result of sustained decreases in our publicly quoted share price and market capitalization in the third quarter of 2024, a $30.5 million goodwill impairment was recorded for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue, proceeds from our initial public offering in December 2020, and proceeds from an underwritten public offering in November 2021 and proceeds from the Desktop Portfolio divesture. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $112.1 million, inclusive of the proceeds from the recent Desktop Portfolio divesture. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On August 4, 2023, the Company entered into a Default Waiver and First Amendment to Loan and Security Agreement (the “Amended 2022 Revolver”), by and between, the Company, as borrower, and Silicon Valley Bank, a division of First Citizens Bank, or SVB, as lender. On September 15, 2025, the Amended 2022 Revolver was extended to February 2, 2026. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through February 2, 2026, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(25,007)	$(28,004)
Cash provided by (used in) investing activities	43,937	(47,101)
Cash used in financing activities	(283)	(905)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,674	$(76,016)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $25.0 million, primarily resulting from noncash uses of $25.8 million and net cash used in changes in our operating assets and liabilities of $14.5 million, partially offset by our net income of $15.3 million. Noncash uses consisted primarily of a $56.1 million increase from the gain on sale of our Desktop Portfolio, net of transaction costs, partially offset by a $20.0 million increase from the change in fair value of contingent consideration. Net cash used in changes in our operating assets and liabilities of $14.5 million consisted primarily of a $5.4 million decrease from changes in accounts payable and accrued expenses, a $5.5 million decrease from changes in inventory and a $2.1 million decrease from changes in deferred revenue, primarily related to assets and liabilities that were divested with our Desktop Portfolio.

During the nine months ended September 30, 2024, net cash used in operating activities was $28.0 million, primarily resulting from our net loss of $52.8 million and net cash used in changes in our operating assets and liabilities of $6.3 million, partially offset by noncash charges of $31.0 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2024, consisted primarily of a $6.9 million decrease from changes in accounts receivable and a $3.0 million decrease from changes in inventory, partially offset by a $1.7 million increase from changes in deferred revenue and a $1.5 million increase from changes in prepaid expenses and other current assets. Noncash charges consisted primarily of a $30.5 million increase from the goodwill impairment charge, partially offset by a $12.1 million decrease from the change in fair value of contingent consideration.es, partially offset by a $0.7 million increase from changes in prepaid expenses and other current assets.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $43.9 million, due primarily to $69.9 million of proceeds from the sale of the Desktop Portfolio and $31.3 million of proceeds from the maturity of marketable securities, partially offset by $54.3 million in purchases of marketable securities. In addition, we used $2.0 million for the acquisition of KAF.

During the nine months ended September 30, 2024, net cash used in investing activities was $47.1 million, due to $44.8 million used for the acquisition of RedWave and a $40.9 million increase from purchases of marketable securities, partially offset by $39.0 million in proceeds from maturities of marketable securities.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $0.3 million, consisting primarily of payments for withholding taxes on vested equity awards, net of proceeds from issuances of common stock.

Cash used in financing activities during the nine months ended September 30, 2024 was $0.9 million, consisting primarily of $1.0 million in payments for withholding taxes on vested equity awards and $0.4 million of contingent consideration related to the release of the $0.5 million milestone paid in February 2024, partially offset by $0.5 million in proceeds from issuances of common stock.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2024 Report on Form 10-K. There were no significant changes to our critical accounting policies for the three and nine months ended September 30, 2025.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of the 2024 Form 10-K. There have been no material changes to our risk factors during the three and nine months ended September 30, 2025 from those discussed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Short-Term Extension Agreement between the Registrant and Silicon Valley Bank, dated September 15, 2025 to the Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 2, 2022.

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

908 DEVICES INC.

Date: November 10, 2025	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)