Form 10-K
period 2025-12-31
908 Devices Inc.
filed 2026-03-09
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the most recently completed second fiscal quarter, was $194.9 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2026, the registrant had 37,379,953 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

Risks related to macroeconomic conditions

●	Uncertainties in global economic conditions or a decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business could impact customer spending patterns and materially and adversely affect our financial condition and operating results.

Risks related to our business and industry

●	We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
●	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
●	We have experienced growth of our business in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
●	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
●	We need to continue to build and develop our sales, marketing and customer service organization, and to engage with domestic and international channel partners to support our planned growth.
●	We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
●	Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
●	We may need additional capital in the future, which may not be available to us, and if it is available, may dilute your ownership of our common stock and have a material adverse effect on our business, operating results and financial condition.
●	If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

Risks related to sales of products to the U.S. Government

●	A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	U.S. government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.

Risks related to litigation and our intellectual property

●	We rely on in-bound licenses granted to us from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing products and to develop new products may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.

Risks related to ownership of our common stock

●	If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
●	The market price of our common stock has been volatile and could continue to be volatile.
●	Our actual operating results may differ significantly from any operating guidance we may provide.
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

General risk factors

●	We have in the past, and may again in the future, engage in acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “908 Devices,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to 908 Devices Inc. and its consolidated subsidiaries.

Item 1. Business.

Analysis at the Speed of Life

We are making chemical analysis simple, smart and speedy with our purpose-built handheld devices that empower people to take swift action in life-altering applications.

Company Overview

We have developed an innovative suite of purpose-built handheld devices for point-of-need chemical analysis. Leveraging mass spectrometry, or Mass Spec, and optical spectroscopy, analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address some of the most critical problems in vital health, safety and defense tech applications, addressing the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats. The term “products” or “devices” used in this “Business” section each refer to the MX908, ThreatID, ProtectIR, XplorIR, and VipIR.

We create simplified measurement devices that our customers can use as accurate tools where-and-when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Since the launch of our first device in 2014, we have sold more than 3,700 handheld devices to over 700 customers, including numerous domestic and foreign government agencies.

Front-line workers rely upon our Mass Spec handheld devices to combat the opioid crisis and to detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels as low as 1,000 times below their lethal dose.

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

Our proprietary Mass Spec platform relies on extreme miniaturization of the core of Mass Spec -- the ion trap and its vacuum system. Using semiconductor microfabrication techniques, we design and produce components that are more than a thousand-fold smaller in volume when compared with most laboratory Mass Spec instruments and costs only dollars to manufacture. The vacuum system alone in a typical laboratory instrument weighs hundreds of pounds and requires several hundred watts of power, 24 hours per day, 365 days per year. Our miniaturized vacuum system weighs less than a pound, and our Mass Spec in total requires less power than a 20-watt LED light bulb. These landmark proprietary advances have enabled the first truly handheld Mass Spec devices.

With our acquisition of CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”), in April 2024, we obtained vibrational spectroscopy technologies, which identify and characterize a broad range of sample types, including liquids, solids and gases. These optical spectroscopy technologies complement Mass Spec, as they are widely recognized for their broad-based bulk chemical identification capabilities, while our Mass Spec platform delivers unparalleled sensitivity and specificity for detecting and identifying targeted trace chemical substances.

Lastly, it is imperative that a point-of-need solution is operable by the widest possible user base. We have an industry-leading engineering organization comprised of software, hardware, optical and chemical engineers with collective experience supporting dozens of commercial product launches and earning numerous research and innovation awards. The team applies advanced automation, machine learning, and domain expertise to both control the hardware in our devices and interpret the rich and complex data generated by them. This enables us to deliver actionable answers quickly to maximize customer value in critical-to-life applications where minutes matter.

We fundamentally believe that the technology platform we have built and the investments we are making will allow people to answer chemical questions in times and places that were previously inconceivable. Given the market opportunity, we expect to face substantial competition from large established manufacturers of laboratory-based instruments and from new entrants. However, our proprietary innovations have enabled us to deliver the first truly handheld mass spectrometry devices, and together with our complementary optical spectroscopy platform, we believe we are strongly positioned to compete effectively.

Our Strengths

We believe the following competitive strengths provide us the ability to provide real-time answers at the point of need in vital health, safety and defense-tech applications:

●	Our proprietary microscale Mass Spec platform leverages well established, gold-standard technology. Mass Spec is already ubiquitous in the laboratory. Users do not need to take a risk on a completely unknown technology. We bring laboratory-grade capability to handhelds. We have developed a proprietary Mass Spec platform and approach that allow us to move the capabilities of conventional Mass Spec beyond the central laboratory. Our proprietary High-Pressure Mass Spec, or HPMS, technology enables us to produce significantly smaller, purpose-built Mass Spec devices that are better suited for use in point-of-need settings, in contrast to conventional mainframe Mass Spec solutions. The combination of HPMS, our proprietary data analytics, and machine-learning technology provides the foundations of an adaptable platform that can serve a growing number of new and adjacent applications and markets.
●	Point-of-need technologies disrupting conventional lab-based chemical analysis. Leveraging our technology platform, we have developed a portfolio of handheld devices that are reinventing how and where lab-grade chemical analysis is conducted by accessing a variety of point-of-need market segments that were historically considered impossible. Our products are small, purpose-built devices that avoid the typical size and complexity issues related to conventional analytical laboratory instruments while also offering real-time, actionable answers to new classes of users. As we continue to expand the capabilities of our technology platform, we believe our devices will continue to penetrate new and adjacent applications and markets.
●	Highly attractive business model validated by rapidly growing installed base of devices.We have over 700 customers, including major government institutions, the Department of Homeland Security, the U.S. Army and the U.S. Air Force and other international, federal and state agencies. These customers have validated our platform through the collective purchase of more than 3,700 devices and the training of over 18,000 users. As we continue to grow and service our installed base, we expect to increase our recurring revenue derived from the sale of consumables, accessories, and support services.
●	Talented team with significant domain expertise. We are a technology driven company that has built vertically integrated capabilities to design, manufacture, and commercialize our products. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to deliver novel products. Each member of our senior management team has more than 20 years of relevant experience. Members of our technical team have been collectively responsible for numerous commercial product launches prior to joining the company. The team possesses deep expertise in Mass Spec, spectroscopy, system design and engineering, usability and ergonomics, thermal and mechanical engineering, software development, and artificial intelligence. We had 43 full-time employees dedicated to research and development as of December 31, 2025. Of these, approximately 49% have advanced degrees in science and engineering.

Our Growth Strategy

We are making chemical analysis simple, smart and speedy by incorporating our microscale Mass Spec, optical spectroscopy, and analytics and machine learning technology platform into handheld devices that provide users with robust answers at the point of need. Our growth strategy includes the following key elements:

●	A continued focus on simplicity, speed, convenience and cost increases measurement consumption. We are a technology-driven company with significant core expertise in engineering, hard sciences and data analytics and a proven track record of delivering products that delight our customers by making things easy. We believe a relentless focus on these fundamentals drives consumption of consumables.
●	Drive enterprise adoption in our seeded accounts. We intend to continue to aggressively invest in and support our field applications team to accelerate the development of post-sale partnerships with customers and to drive broader adoption across the organization. We will focus on building upon our track record of leveraging our customers’ success in trials and pilots into enterprise-wide adoption of both devices and consumables. As an example, it is typical for government organizations to conduct a one week or longer trial prior to purchase to test our technology in their real-world setting. A trial generally results in budgeting for a pilot that can range in size from ten to more than 50 units. During the pilot, we support our customers closely to ensure their success. Data is compiled throughout to assist our customer in making a larger enterprise-wide justification, purchase and deployment. It is our belief that investment pre- and post-sale with prospects that have the potential for enterprise adoption creates a predictable pipeline of opportunity for our devices and their entrenchment as they become the organizational standard for our customers.
●	Grow the installed base through expansion of commercial channels. Since the commercial launch of our first handheld, the installed base of our handheld devices has grown to more than 3,700 devices. With our handheld device installations taking root in the United States, we will focus on expanding our global commercial channels to better serve the health, safety and defense tech markets. We look to expand both our direct channel in the United States and our international reach, including growing our network of international channel partners. We look to have local application and support specialists and sales managers supporting our channel partners.

Our Technology

Our Technology Platform

We have developed a core technology platform designed to bring Mass Spec and optical spectroscopy out of the confines of central laboratories and to the point-of-need with high-fidelity handheld devices. We believe that providing simple, smart, and speedy devices that provide robust answers when and where people need them gives rise to:

●	an expanded and more diverse set of users;
●	more frequent measurements; and
●	new use cases that were previously untenable.

These results are possible as our handheld devices are designed for extreme convenience and speed, requiring minimal training and maintenance. Our platform is centered around using proprietary microscale Mass Spec, and optical spectroscopy to characterize species at the molecular level, with integrated machine learning and analytics to automatically provide answers regarding identity, and quantity. The core elements of our technology platform include:

●	Complementary analytical technologies, including Mass Spec and optical spectroscopy, purpose built for point-of-need applications; and
●	Analytics and machine learning technology, which provides actionable answers versus raw data.

Analytical Technology Platform for Chemical Analysis at the Point-of-Need

Our analytical technology hardware platform consists of both mass spectrometry and optical spectroscopy.

Mass Spectrometry

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

However, while Mass Spec is an extremely powerful analytical technique, the capabilities of conventional Mass Spec instruments are largely relegated to centralized laboratory settings due to their size, complexity, and high price. Given the inherent limitations of conventional mainframe Mass Spec instruments, we believe there is a compelling opportunity for handheld Mass Spec devices.

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

Optical Spectroscopy

Our optical technology complements our Mass Spec and is centered around two key vibrational spectroscopy techniques, the primary being Fourier Transform Infrared Spectroscopy, known simply as FTIR, and the second being Raman spectroscopy.

FTIR is an optical technology which measures the chemical composition of a sample. The spectral data is acquired using an interferometer detecting all wavelengths simultaneously, which results in fast acquisition times and very high signal-to-noise ratios. FTIR is an established analytical technology for chemical analysis of solids, liquids and gases. It is highly regarded for its specific substance identification abilities across a broad range of bulk materials. Our FTIR portfolio consists of purpose-built handheld devices that can rapidly identify tens of thousands of bulk chemical substances at the point-of-need. This technology can measure unknown powders and liquids using an attenuated total reflectance interface, and gases using absorption across a gas cell. FTIR, while broadly applicable, is of limited utility for aqueous solutions and samples within packaging, such as glass and plastics. Another optical variant, Raman spectroscopy has been incorporated into our technology platform to address and complement. Raman uses laser light to probe the vibrational bonds of a sample through translucent materials and to detect and analyze the resulting scattered molecular profile. This profile and that obtained using FTIR serves as “fingerprint” patterns that can be used for precise material identification.

Analytics and Machine Learning Technology Provide Actionable Answers, Not Just Raw Data

The second crucial element of our technology platform is holistic device design with embedded analytics and machine learning. Our development team designs devices for a specific purpose, rather than for a wide scope of often disparate needs. Conventional lab instrumentation manufacturers focus their attention on canonical analytical specifications such as “instrument resolution” or “detection limit” or “data rate” in the hopes of appealing to a wide range of laboratory specialist needs. Our devices are designed to do a job quickly, easily, and cost effectively. Achieving that aim requires very sophisticated autonomous and adaptive control systems and the machine learning engine to interpret the data and produce a clear, accurate result.

Our devices are designed to provide fast, statistically rigorous answers by providing autonomous control systems and applying rigorous machine learning and analytics methods.

Control/optimization: Our devices need to manage themselves autonomously for maximum value to the customer. They can manage themselves by adapting to environmental factors like elevation, humidity, temperature, and vibration, and by optimizing themselves for the analytical objectives of the user, such as looking for traces of potent drug substances or sniffing for airborne hazards. This ability to automatically control the system reduces or eliminates the user’s responsibility and opportunity for error in set up, optimization, and troubleshooting. Our product’s screen shown above looks very simple, but the embedded analytics and machine learning system controls and optimizes more than a hundred parameters continuously in real-time.

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

Our Products

We were founded on a vision to deliver high quality chemical analysis to a broad set of users at the point-of-need. We offer handheld devices, each of which are capable of providing quick, high-fidelity and actionable results. These aspects are important to our customers, who previously have had to wait days or even weeks for a thorough analysis conducted in a laboratory. Our devices are changing this paradigm and providing laboratory-like results at the point-of-need.

The 908 Devices product suite includes (from left to right): XplorIR, ThreatID, MX908, VipIR, and ProtectIR Devices

MX908

Launched in June 2017, MX908 is a handheld, battery-powered, Mass Spec device designed for rapid analysis of solid, liquid, vapor and aerosol materials of unknown identity. It is an agile, multi-purpose device utilized by a wide spectrum of user segments for a variety of field applications such as chemical, explosive, priority drug and HazMat operations, detecting materials at the trace level.

We have sold more than 3,100 MX908s into every U.S. state and across five continents. More than 14,000 operators, including in numerous domestic and foreign government agencies, have been trained to use the MX908.

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

XplorIR

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

A headless variant of XplorIR, called InterceptIR, can be integrated onto a variety of robotic platforms, including robotic canines, wheeled vehicles and unmanned autonomous vehicles and drones. The device rapidly detects and identifies 5,600+ gas and vapor chemical hazards. It is used primarily to screen large areas and inaccessible spaces.

ThreatID

The ThreatID is a portable FTIR device that rapidly detects and identifies 28,000+ unknown gas, vapor, powder and liquid chemical hazards. The device can seamlessly transition from gas/vapor sampling to powder and liquid sampling in seconds, with no tools required. The ThreatID is designed to be easily operated and no alignment, calibration or configuration is required. The rugged diamond attenuated total reflection (“ATR”) sample interfaces provide reliable measurement in harsh environments. The device’s interactive, on-screen prompts guide emergency and military responders through the sampling. Like all our FTIR products, once samples have been collected, and a Wi-Fi connection is established, the results can be uploaded to our Team Leader mobile app for remote personnel to assist in making rapid, informed decisions based on a clear understanding of the chemical hazards.

ProtectIR

The ProtectIR is a handheld FTIR device that can identify 23,000+ solid and liquid chemical hazards. The device is compact, lightweight and rugged as it is specifically designed for field use. ProtectIR enables hazmat response teams, military, and first responders to analyze bulk substances in seconds and requires minimal user inputs.

VipIR

The VipIR is a handheld 3-in-1 analyzer that integrates FTIR, Raman spectroscopy and Smart Spectral Processing (SSP), a proprietary algorithm, to provide a single result from just one sample. The VipIR is designed to simplify bulk chemical analysis workflows, is ideal for identifying complex mixtures, and is purpose-built for customs and border organizations and Hazmat response teams. With an expansive library of 39,000+ chemical spectra, the device can identify a wide range of solid and liquid substances, including drugs, explosives, toxic chemicals and other unknown chemicals. The device also incorporates several sampling methods, including a single interface for FTIR, Raman and SSP; an integrated Raman probe; and an integrated vial holder. The VipIR has built-in Wi-Fi and cellular connectivity for fast data uploads, streamlined reporting and fleet management via the 908 Devices’ Team Leader app.

Consumables and Services

Our MX908 and FTIR devices come with a standard warranty for up to one year from purchase. Our customers also can purchase extended warranty service plans, which include hardware repair and replacement coverage, technical support, and software updates. We designed our handheld devices to be intuitive and easy-to-use, as it is critical to our customers to know that their device is operating as intended. The annual and extended warranty service plans provide the customer the ability to contact us to assist in validating their results given the severity and context of the situations in which our devices operate. Our technical support, also known as our Reachback program, allows any participating device users to email, text, or call a 908 Devices Scientific Support Team member to receive support 24 hours per day, 365 days per year to ensure their device is working as intended. The Scientific Support Team is staffed by M.Sc. and Ph.D. chemists and forensic scientists expert in the operation of our handheld devices and other field analytical technologies. Our extended warranty service plans are sold with multiyear commitments, which allows us to deepen our relationship with customers and provides us with an upfront payment, a predictable recurring revenue stream, and an opportunity to offer additional future services.

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

Customers

We sell our products worldwide through an experienced direct sales force as well as through domestic and international channel partners. Our customers are primarily in the government market and to a lesser extent, the life sciences market. Primary users of our handheld devices include law enforcement, military and civilian first responders, and customs and border protection personnel.

Manufacturing and Supply

Our manufacturing strategy is primarily focused on in-house assembly and test of our products, with outsourcing to domestic contract manufacturers where it is cost and capital favorable. Our primary in-house manufacturing facility is located in Danbury, Connecticut, and is where both our Mass Spec and optical devices are manufactured. The manufacturing activity is supported by our precision machining facilities in Stamford, Connecticut and Georgetown, Massachusetts. All facilities are ISO 9001:2015 certified.

Devices

Our devices are manufactured, tested and shipped from our Danbury manufacturing facility. Several custom components are fabricated by third party suppliers, including printed circuit boards and cables, and some metal and plastic mechanical components. The assembly of technology-sensitive components such as our proprietary vacuum pumps, ion trap/ionization module, and FTIR interferometer modules are completed in-house.

Currently, our Danbury manufacturing facility with existing staffing level can support the production of approximately 1,000 Mass Spec devices and 1,000 optical devices per year, and has additional capacity available, with the appropriate staffing to manufacture up to a total of 5,000 combined devices. In the event that third party demand for our products outpaces our current manufacturing capacity, we believe there are numerous domestic and international contract manufacturers that could be qualified to manufacture our products.

We are continuously evaluating and updating our supply chain to ensure our ability to respond to customer demand for our products. For example, in addition to our internal precision machining capability, we have relationships with a number of machine shops and electronics suppliers that can provide components for our devices, including components currently provided by a single source. We also have supply agreements in place for critical and/or single-sourced subassemblies such as our Raman spectrometer module. We plan to continue the diversification of our supply chain as we scale. We use our annual demand planning to assess initial device needs for each year, and we update and reassess those estimates as needed, including with respect to the levels of inventory that we believe will be required to support anticipated customer demand.

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

Sales and Marketing

We distribute our devices and consumables via direct field sales and support organizations located in North America through a combination of our own sales force and more than 64 third party channel partners in domestic and international markets. In North America, we use channel partners to provide our products to end customers where a contract vehicle is required. Since the commercial launch of our first handheld, the installed base of our devices has grown to more than 3,700 devices worldwide.

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

As of December 31, 2025, we had 35 people employed in sales, sales support and marketing. This staff is primarily located in the United States, but we have also hired internationally using a professional employment organization, to support our sales and applications efforts. We intend to expand our sales, support, and marketing efforts in regions where we believe that there is significant opportunity, including Europe, the Middle East, and Asia-Pacific as well as other areas such as Australia and South America. We plan to continue to expand into these regions via initial penetration with channel partners and then subsequent support with direct sales, application and support personnel.

Our business model is focused on driving the adoption of our products and maximizing use across our customers’ value chains. This is enabled through customer trials and partnerships that allows us to further understand the critical applications for our technology and inform our future developments and market expansion.

Our devices are often sold to governmental institutions and other customers that require participation in a tender process that involves preparation of extensive documentation and a lengthy review process. As a result of these factors, and the budget cycles of our customers, our sales cycle can often be six to twelve months, or longer.

Service and Support

We offer warranty and extended warranty service plans, as well as on-site training, in order to improve customer adoption of our products. Support under warranty and extended service contracts include the following:

●	Technical support. Customers can call a hot-line number 24 hours per day, 365 days per year for support on issues ranging from questions on proper usage of the device, to assistance in interpretation of chemical spectra to ensure the device is working as intended. We refer to this support as our Reachback program.
●	Software updates and library updates. We periodically release updates to the embedded software in our products. These updates will ensure the ongoing functionality of our products and repair defects in the software. We also release updates and additions to our library of spectral images enabling identification of additional chemicals.
●	Warranty. Our devices are covered under a return-to-factory warranty model for repairs. Depending on availability, loaner units are made available to minimize downtime with our customers.

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

As of December 31, 2025, we had 43 full-time employees dedicated to research and development. Of these, approximately 49% have advanced degrees in engineering or the sciences. We have made substantial investments in product and technology development since our inception. We expect our research and development expense to be maintained at this level as we balance resources to expand our existing products, develop new products for our current markets and introduce new products in new markets.

We consider the holistic nature of our internal product development teams critical to our products’ success. Accordingly, our research and development team possesses functional expertise in critical areas such as:

●	Analytical chemistry, physics of Mass Spectrometry and spectroscopy, and optical design;
●	embedded, desktop and mobile software engineering;
●	machine learning, high-speed digital signal processing, multivariate statistical learning, algorithms and decision theory;
●	user experience design and user interface design;
●	mechanical engineering and industrial design;

●	analog, digital and mixed signal electronics engineering; and
●	ultra-efficient pumping and pneumatics engineering.

Our research and development operations are conducted in our Burlington, Massachusetts facility and our Danbury, Connecticut facility.

Competition

We have a range of competitors extending from small, privately held companies with single-point solutions to large, publicly-held corporations, including those with a portfolio of Mass Spec and/or spectroscopy products, such as Agilent, Bruker, Danaher, Inficon, Teledyne, Rigaku, and Thermo Fisher Scientific. Many of these companies have greater resources and market presence than we do.

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

As of December 31, 2025, our owned patent assets included approximately fourteen (14) U.S. patents, two (2) pending U.S. patent applications, ten (10) foreign patents and five (5) pending foreign patent applications, including China, Germany, Japan, the United Kingdom, and the European Union. The subject matter covered by our owned patent assets includes core aspects of compact Mass Spec technology, a design for a handheld Mass Spec device, a design for a modular Mass Spec chamber, patents for multiple ionization modes and adaptive pressure operation within survey period, the determination of preferred ionization mode, adaptive resolution control, adaptive operation to reduce power consumption, the detection of positive and negative ions, and various sampling devices and methods.

As of December 31, 2025, our in-licensed patent assets included approximately thirty (30) U.S. patents, one (1) pending U.S. patent application, eighteen (18) foreign patents, and one (1) pending foreign patent applications. The subject matter covered by our in-licensed patent assets includes a microfabricated ionization source and a microfabricated ionizer chip, microscale Mass Spec systems, devices and related methods, a miniature charged particle trap with an elongated trapping region for Mass Spec, high pressure Mass Spec signal enhancement by means of convective transport, electrospray ionization interface to high pressure Mass Spec, a method of sample injection for chemical separations in microfluidic devices, integrated sample processing for electrospray ionization devices, and microchips with integrated multiple electrospray ionization emitters and related methods, systems and devices. In March 2025, we sublicensed certain of these patent assets to Repligen Corporation (“Repligen”) in conjunction with the sale of our desktop portfolio to Repligen.

Excluding any patent term extension, the currently issued 908 Devices-owned patents are expected to expire between 2028 to 2035. The currently issued in-licensed patents are expected to expire from 2026 to 2039.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2025, we owned five (5) registered trademarks in the United States and fourteen (14) registered foreign trademarks, and had two (2) U.S. pending trademark applications and no pending foreign trademark applications. Our registered trademarks and pending trademark applications include trademarks for 908 Devices, MX908, VipIR, XplorIR and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

Licensed IP

University of North Carolina, Chapel Hill

In June 2012, we entered into a license agreement, which was subsequently amended in April 2013 and August 2014, and then amended and restated in May 2015, which we refer to in this Annual Report on Form 10-K as the UNC Agreement, with the University of North Carolina, Chapel Hill, or UNC, pursuant to which UNC granted us an exclusive, sublicensable, worldwide license to develop, manufacture, use, and commercialize products, services and methods, covered by certain patent rights owned by UNC, including patents related to a microfabricated ionization source and a microfabricated ionizer chip.

We issued an aggregate of 110,626 shares of our common stock to UNC, which had an aggregate fair value at the time of issuance of approximately $37,800. Additionally, we must pay UNC a low single digit percentage royalty on our net sales of any products that are covered by a valid claim of the licensed patents, subject to an annual minimum royalty payment of $30,000. In March 2025, we issued a sublicense to Repligen under the UNC Agreement, whereby we are obligated to pay UNC a low double-digit percentage of certain royalty income received from our sublicensees.

We are responsible for all reasonable, documented patent expenses incurred during the life of the UNC Agreement and associated costs associated with the preparation, filing, prosecuting, issuance and maintenance of all patent applications and patents included within the patent rights covered by the UNC Agreement.

The UNC Agreement will continue until the expiration of the last to expire patent or last to be abandoned patent application that is licensed to us, unless terminated earlier in accordance with the terms of the UNC Agreement. There are current patent applications pending under the UNC Agreement so we expect the UNC Agreement will continue through at least 2037. We may terminate the UNC Agreement by providing advance written notice of sixty (60) days as specified therein. UNC may terminate the UNC Agreement if we violate or fail to perform any terms of the UNC Agreements and we fail to cure such violation or failure within 90 days of notice thereof from UNC.

Regulations

Chemical detection and identification technologies are of value to military, governmental, and law enforcement organizations worldwide. As a result, our products and technologies are subject to export control laws and regulations, which are imposed to ensure that sensitive technologies are withheld from unfriendly governments, terrorists or criminal organizations.

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

Under generally applicable U.S. trade regulations administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of the Treasury, we are generally prohibited from engaging in direct or indirect transactions or dealings involving sanctioned countries, as well as certain persons and entities that have been designated for targeted sanctions by OFAC. EAR and ITAR also impose export restrictions targeted at identified persons and entities, and we are required to comply with these restrictions as well.

Violations of the ITAR, EAR, and OFAC requirements can result in significant fines, penalties, denial of export privileges, and even terms of imprisonment for the individuals involved.

Human Capital

As of December 31, 2025, we had 172 full-time employees, of which 35 work in sales, sales support and marketing, 43 work in engineering and research and development, 62 work in manufacturing, operations and service and 32 work in general and administrative. As of December 31, 2025, a substantial majority of our employees were located in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The health and safety of our employees, customers and communities are of primary concern.

Corporate Information

We were incorporated in Delaware in 2012 as 908 Devices Inc. Our offices are located at 44 3rd Avenue, Burlington, Massachusetts 01803. Our telephone number is (857) 254-1500.

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

Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine or the conflicts in the Middle East, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

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

A pandemic, epidemic or outbreak of an infectious disease may adversely affect our business.

Our global operations expose us to risks associated with public health crises and epidemics or pandemics, such as COVID-19. Such risks include significant volatility, uncertainty and worldwide economic disruption which may result in an economic slowdown of potentially extended duration that could impact our operations and supply chain. Future outbreaks of infectious disease, may disrupt operations of our customers and prospective customers including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions could reduce capital spend by our existing customers and potential new customers, and could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. Federal customers may divert funds to address their own supply chain or other challenges, which could delay the progression of customer trials and pilots of our products into larger enterprise-wide adoption, and could delay the purchase and deployment of both of our devices and consumables. In addition, the strain on certain domestic and international supply chains from public health crises and epidemics or pandemics could result in production slowdowns, longer lead times and negative impacts on pricing for certain of our critical components, including, among other things, electronic and plastic components necessary to manufacture our products. Our suppliers may temporarily have to close a facility, face staffing shortages, production slowdowns and stoppages, be overwhelmed by unexpected demand or face disruptions in delivery systems which may require suppliers to locate shipping routes that avoid delivery bottlenecks, all of which could cause delays in delivery. If our suppliers are unable to deliver the components and subassemblies we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. The long-term effects to the global economy and to us are difficult to assess or predict and may lead to a decline in the market prices of our products, risks to employee health and safety, risks to our ability to manufacture and distribute our products and services and reduced sales in geographic locations impacted.

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

As we continue to expand and develop our business, we expect to incur significant expenditures in the areas of sales, marketing, research and development, and customer service and support. Additionally, we may encounter unforeseen issues that require us to incur additional costs. We will have to generate and sustain increased revenue to achieve profitability and positive cash flow as a result of these increased expenditures. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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

●	our dependence on a limited number of large orders from U.S. government agencies for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order, including as a result of delays in Federal budget approval, or any delay in our fulfillment of deliverables under a customer order, could significantly reduce our revenue for that quarter;
●	market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics;
●	the addition of new customers or the loss of existing customers;
●	the rates at which customers purchase additional products or consumables from us;
●	our ability to enhance our products with new and better functionality that meets customer requirements;
●	the length and unpredictability of our product sales cycle;
●	the productivity and growth of our sales force and customer service team;
●	the effectiveness of our channel partners in securing new orders and fulfilling existing orders;
●	service interruptions with any of our single source suppliers or subassembly manufacturers;
●	our ability to attain and maintain production volumes and quality levels for our products, and to accurately forecast customer demand for our products and consumables;
●	the timing of our product releases or upgrades or related announcements by us or our competitors;
●	the possibility of seasonality in demand for our products;
●	changes in pricing by us or our competitors;
●	the timing of investments in research and development related to new product releases or upgrades;
●	our ability to control costs, including operating expenses and the costs of the components used in our products;
●	future accounting pronouncements and changes in accounting policies;
●	costs related to the acquisition and integration of companies, assets, or technologies; and
●	general economic, political, or stock market conditions.

Our operating expenses are heavily based on our anticipated product revenue growth, especially as we continue to invest in the development of future products. As a result, any shortfall in product revenue in relation to our expectations could cause significant changes in our operating results from period-to-period and could result in negative cash flow from operations and a decrease in the price of our common stock.

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

We have experienced growth of our business in recent years. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

●	continuing to retain, motivate, and manage our existing employees and attract and integrate new employees, particularly qualified sales personnel;
●	continuing to provide a high level of service to an increasing number of customers;
●	maintaining the quality of product and services offerings while controlling our expenses;
●	meeting end-user requirements for functional performance and product robustness;
●	growing our direct sales force and channel partners; and
●	developing, implementing, and improving our operational, financial, accounting, and other internal systems and controls on a timely basis.

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

Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and markets to further broaden our offerings. In addition, the development cycle for our products and technologies can take multiple years and require significant investment, including substantial research and development, development of different engineering and manufacturing workflows, and adjustments to our data and analytics infrastructure. Even if these efforts are successful, the product or enhancement may not perform as expected. The ultimate success of our new products depends, in large part, on the accuracy of our assessments of the long-term needs of the industries and markets we serve, and it is difficult to quickly change the design or function of a planned new product if the market need does not develop as anticipated. As a result, to the extent we fail to accurately forecast the needs of our customers and timely introduce new and innovative products or services, or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected. The challenge of identifying market trends and customer needs is even more demanding for markets that we have recently entered, or that we intend to enter in the future. There is no certainty that we will effectively identify these trends and needs or introduce products that are successful.

We need to continue to build and develop our sales, marketing and customer service organization, and to engage with domestic and international channel partners to support our planned growth.

We may not be able to market, sell or distribute our current and future products effectively enough to support our planned growth. Currently, we sell our products through a combination of direct sales efforts and partnerships with channel partners across all of our key markets. During 2025, our channel partners accounted for a significant portion of our total revenue. We are in the process of broadening and diversifying our sales channels across all markets. In the future, if we fail to maintain good relationships with, or fail to successfully motivate any of our large channel partners, our revenue may decline. If we do not diversify our sales channels and effectively utilize our direct sales force, we will continue to be susceptible to risks associated with having a large percentage of revenue concentrated with a limited number of channel partners.

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

The markets we serve are highly competitive, and we expect competition to intensify in the future. This competition may make it more difficult for us to sell our products, and may result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of market share, any of which would likely seriously harm our business, operating results and financial condition.

We face substantial competition from very large and experienced enterprises, both public and privately held, including Agilent Technologies, Bruker Corporation, Inficon, Teledyne, Thermo Fisher Scientific and Rigaku. Our competitors also include many smaller companies, including companies established to pursue new and emerging technologies. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including companies with whom we have partnerships and whose products interoperate with our own, which could acquire significant market share, which could adversely affect our business. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

Currently, we derive substantially all of our revenue from our handheld products in the field forensics market. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.

In 2025, substantially all of our revenue was derived from sales of our handheld products. Today, this market consists primarily of first responders, firefighters, local, state and federal law enforcement, as well as military, customs and homeland security customers. Continued market acceptance of the products we sell to these organizations is critical to our future success, and the adoption of our products by these organizations worldwide is a key part of our growth strategy. If market demand for our products declines, if our products fail to maintain or achieve greater market acceptance, or if we fail to execute on our sales and customer service efforts, we will not be able to grow our revenue sufficiently to achieve or maintain profitability.

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

We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, we have entered into agreements regarding a specific government program opportunity to develop an aerosol vapor detector. We seek to continue to prioritize opportunities and allocate our resources among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of workflows for new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Knopp, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture and products. Each of our employees may terminate his or her relationship with us at any time and the loss of the services of such persons could have an adverse effect on our business. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities. The loss of any member of senior management could significantly delay or prevent the achievement of our business objectives and their replacement would likely involve significant time and expense.

As we continue to scale our business, we may find that certain of our products and certain customers or certain markets, may require a dedicated sales force or sales personnel with different experience than those whom we currently employ. Our continued growth will depend, in part, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and technical ability to understand our systems and effectively identify and sell to potential new customers. Identifying, recruiting and training additional qualified personnel will require significant time, expense and attention. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the New England area and for highly trained customer service personnel globally.

We do not have fixed term employment contracts with any of our employees. As a result, our employees could leave our company with little or no prior notice and may be free to work for a competitor, subject to the terms of their confidentiality, non-solicitation and intellectual property assignment agreements. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

We may be unable to consistently manufacture our devices and consumables to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Any future design issues, unforeseen manufacturing problems, such as contamination of our facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us losing International Organization for Standardization, or ISO, quality management certifications. If we fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

In order to meet our customers’ needs, we attempt to forecast demand for our products and components used for the manufacture of our products. If we fail to accurately forecast this demand, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.

The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. We cannot assure investors that we will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative impact and may have a material adverse effect on our business, financial condition and results of operations.

We depend on a continued supply of components and raw materials for our products from third party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.

We rely on a limited number of suppliers for several key components utilized in the assembly of our products, and in some cases, we rely on a single supplier for a particular component, subassembly or consumable. Although in many cases we use standard components for our products, in some cases, components may only be purchased from a limited number of suppliers, such as the Raman spectrometer for our VipIR product and the infrared detector for our optical products. If, for any reason, our access to these products is limited or delayed, we would need to quickly identify and qualify an alternate source of products. Identifying and qualifying an alternate source may take time and involve additional expense, and there is no guarantee that the alternate source will perform as expected. If our customers experienced a shortage or delay in consumables, such as swab samplers or if these consumables do not perform at the levels our customers expect, our business could be materially and adversely impacted.

In addition, we maintain relatively low inventory and acquire components based upon anticipated annual demand. In most cases, we do not enter into long-term supply contracts for these components, and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order. We are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If shortages or delays arise, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition. Additionally, damage to a manufacturing facility or other property of any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

Our current research and development efforts may not produce significant revenue for several years, if at all.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development of product opportunities for expansion of our handheld products. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

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

If our information technology systems or our data (or those third parties with whom we work) are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We, like others in our industry, have experienced and expect to continue to experience certain of these and other threats to our information systems and infrastructure.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Remote work has increased risks to our information technology systems and data, as our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, delivery of products or services to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, through a social engineering scheme, a threat actor obtained limited unauthorized access to certain components of our information systems. The actor then leveraged such access in an effort to perpetrate further unauthorized activity such as by sending unauthorized emails to a limited number of external recipients. We, however, identified the unauthorized activity and implemented measures designed to contain it and mitigate its effects.

A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services. For example, if operations at our facilities were disrupted due to a compromise in our information systems, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations (such as contracts) have required us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive information.

Security incidents or perceived security incidents, may lead to material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business. Additionally, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with use of generative AI technologies by our employees, personnel, or vendors.

Furthermore, as a contractor supporting defense customers, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. We also may be subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”), requirements in the future, which require all contractors to receive specific certifications relating to specified cybersecurity standards in order to be eligible for contract awards. In addition, CMMC certification requirements may be required in modifications to existing contracts. To the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, or be ineligible to receive option awards under existing contracts that specify the certification requirement, which could adversely impact our revenue and profitability. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses who are subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA also provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Globally, regulators (including in the U.S.), have enacted and may in the future enact further prohibitions or restrictions on certain cross-border data transfers that may impact our operations.

Our personnel use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in artificial intelligence technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating artificial intelligence technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use artificial intelligence technologies, it could make our business less efficient and result in competitive disadvantages.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. In addition, we are subject to industry standards adopted by industry groups and may in the future become subject to additional such obligations. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We publish and may in the future publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Artificial intelligence presents risks and challenges that may adversely impact our business including by increasing compliance obligations and posing security risks to our confidential information, proprietary information, and personal data, and other sensitive information.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. For instance, if we adopt and integrate generative artificial intelligence tools into our systems for certain use cases this could require the expenditure of significant resources to design, develop, test and maintain such systems in accordance with applicable laws and regulations and in a manner that otherwise mitigates real or perceived harmful impacts, such as risks to our reputation and sensitive information. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

A growing number of legislatures and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. Various jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the

Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. These developments may increase our compliance burden and costs in connection with the use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms to third parties or other adverse consequences.

Our vendors may also incorporate generative or other artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection or may otherwise inhibit our or our vendors’ ability to maintain an adequate level of service and security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cyber security incident because of the use of artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Furthermore, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We expect our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	adverse or uncertain macroeconomic conditions, including a global economic downturn or recession;
•	global impacts of inflation and actions taken by central banks to counter inflation;
•	the rising cost of labor in the foreign countries in which we and our suppliers operate, resulting in increases in our costs of doing business internationally;
•	geopolitical conditions, including changes in a specific country's or region's political or economic conditions, including the ongoing military conflict between Russia and Ukraine or the conflicts in the Middle East;
•	the difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;
•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	many, if not most, foreign governments are investing less in safety and security and in technology to detect dangerous chemicals than the U.S. government;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	compliance with privacy and data security requirements in foreign jurisdictions in which we operate;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products and the products’ built-in library of chemical substances;
•	compliance with foreign technical standards;
•	increased length of time for shipping and acceptance of our products;

•	increased exposure to foreign currency exchange rate risk;
•	reduced protection for intellectual property rights in some countries; and
•	political unrest, war, incidents of terrorism, natural disasters, and public health concerns or epidemics, or responses to such events.

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

On November 2, 2022, the Company entered into the 2022 Revolver (as defined below).

On August 4, 2023, the Company entered into the Amended 2022 Revolver (as defined below), which amends the 2022 Revolver. On September 15, 2025, the Amended 2022 Revolver was extended to February 2, 2026, and on February 5, 2026, the Amended 2022 Revolver was extended to April 2, 2026.

On March 5, 2026, the Company entered into a Default Waiver and Second Amendment to Loan and Security Agreement (the “Amended 2026 Revolver”), by and between the Company and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (“SVB” or the “Lender”), which further amends the Amended 2022 Revolver. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

The Amended 2026 Revolver includes a financial covenant requiring that the Company maintains a minimum adjusted quick ratio (as defined in the Amended 2026 Revolver), and a banking relationship covenant requiring that the Company maintains certain level of cash or cash equivalent at or through SVB or its affiliates. The Amended 2026 Revolver also contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

We are permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. However, we may be required to repay the outstanding indebtedness under the revolving line of credit if an event of default occurs under the Amended 2026 Revolver. An event of default will occur if, among other things, we fail to make required payments under the Amended 2026 Revolver; we breach any of our covenants under the Amended 2026 Revolver, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the Amended 2026 Revolver) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness above certain thresholds or that could have a material adverse effect on our business or operations. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the revolving line of credit, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations, and prospects could be materially adversely affected as a result of any of these events.

Substantially all of our manufacturing operations are currently conducted at one location, and any disruption at this facility could negatively impact our operations and increase our expenses.

Substantially all of our manufacturing operations occur at our Danbury, Connecticut facility. A natural or other disaster, such as a fire or flood, at this location could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

Risks related to sales of products to the U.S. Government

A significant percentage of our revenue is generated from agencies and departments of the U.S. government. In addition, a substantial amount of our licensing and sales revenue are derived from contracts or sub-contracts related to the U.S. government. We expect significant revenue from U.S. government contracts for the foreseeable future. There is considerable risk associated with deriving a material portion of our revenue from sales to the U.S. government, including the risks described below.

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

Accordingly, our business, financial condition, results of operations, and prospects may be adversely affected by certain events or activities, including, but not limited to:

●	changes in fiscal or contracting policies or decrease in available government funding;
●	changes in government programs or applicable requirements;
●	changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
●	appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
●	the adoption of new laws or regulations or changes to existing laws or regulations;

●	budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by lapses in appropriations for the federal government or certain of its departments and agencies;
●	influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;
●	potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics; and
●	increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our partners and subcontractors.

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

Our contracts with government agencies may subject us to other risks and give the government additional rights and remedies not typically found in commercial contracts, including rights that allow the government to, for example:

●	obtain detailed cost or pricing information;
●	receive “most favored customer” pricing;

●	perform routine audits;
●	impose equal employment and hiring standards;
●	require products to be manufactured in specified countries;
●	restrict non-U.S. ownership or investment in our company; and/or
●	pursue administrative, civil or criminal remedies for contractual violations.

These rights and remedies have the potential to limit our sales to, and increase our costs of doing business with both government and commercial customers, which could materially adversely affect our growth prospects and operating results.

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

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors, including the Federal Acquisition Regulations and its supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts, and the Truthful Cost or Pricing Data Act and various other laws, which require certain certifications and disclosures.

These laws and regulations, among other things:

●	require that we obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted;
●	require certification and disclosure of cost and pricing data in connection with certain contract negotiations;
●	impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;
●	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and
●	impose requirements relating to ethics and business practices, which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

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

Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:

●	the scope of rights granted under the agreements and other interpretation-related issues;
●	the extent to which our systems and consumables, technology and processes infringe on intellectual property rights of the licensor that are not licensed under the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third party challenges to any owned or licensed patents.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Our competitors protect their intellectual property rights by means such as trade secrets, patents, copyrights and trademarks. Although we have not been involved in any litigation related to intellectual property rights of others, from time to time we receive letters from other parties alleging, or inquiring about, breaches of their intellectual property rights. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. The risk of such a lawsuit will likely increase as our size and the number and scope of our products increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any such claims or litigation could:

●	be time-consuming and expensive to defend, whether meritorious or not;
●	require us to stop selling, incorporating or using our products that use the other party’s intellectual property;
●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;
●	prevent us from operating all or a portion of our business or force us to redesign our products, which could be difficult and expensive and may degrade performance of our products, or withdraw one or more of our products altogether;
●	subject us to significant liability for damages or result in significant settlement payments;
●	require us to indemnify our customers, channel partners or suppliers; and
●	refund deposits and other amounts received for allegedly infringing technology or products.

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

Our research, development and commercialization activities may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States, involving patent and other intellectual property rights, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and one or more third parties may assert that our products or services infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets.

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

Since the shares were sold in our initial public offering in December 2020, the price per share of our common stock has experienced significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate, many of which may be beyond our control, include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;
●	the financial guidance that we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
●	changes in financial estimates by securities analysts, our failure to meet such estimates, or failure of analysts to initiate or maintain coverage of our stock;
●	the public’s response to our press releases or other public announcements by us, including our filings with the SEC;
●	announcements by us or our competitors of significant technical innovations, products, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	failure of any of our products to achieve or maintain market acceptance;
●	introduction of technologies or product enhancements that reduce the need for our products;
●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
●	regulatory developments in the United States, foreign countries or both;
●	litigation involving our company, our general industry or both;
●	additions or departures of senior management or key personnel;
●	changes in market valuations of similar companies in reaction to industry events, even if these events do not directly affect us;
●	investors’ general perception of us;
●	market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics;
●	the sustainability of an active trading market for our common stock; and
●	future sales of our common stock by our officers, directors or affiliates.

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

We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either: (i) a public float of less than $250 million; or (ii) annual revenues of less than $100 million during the most recently completed fiscal year; and no public float; or a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

We are also a non-accelerated filer under the Exchange Act of 1934, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

Provisions of our certificate of incorporation, our by-laws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	place limitations on the removal of directors;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	enable our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, which would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

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

Pursuant to our fourth amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our sixth amended and restated certificate of incorporation or fourth amended and restated bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision would not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our headquarters are located in Burlington, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the analyzed or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current customers to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our business, financial condition, results of operations, and prospects.

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

We may be subject to governmental export controls and economic sanctions that could impair our ability to compete in international markets.

Our products are subject to U.S. export controls and economic sanctions laws and regulations, including the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, sanctions regulations administered by the Office of Foreign Assets Control, or OFAC, and other similar laws and regulations of other applicable jurisdictions, which we refer to collectively as Trade Controls. Applicable Trade Controls restrict our ability to export our products and services to, or otherwise transact or deal with, certain countries, territories, individuals, and entities, unless required governmental licenses or authorizations are obtained or a general license or license exception is available. We may also be required to obtain licenses from the U.S. government before we can work with foreign entities on the development of our products. Obtaining export licenses and authorizations can be a costly and time-consuming process, often several months in duration. In addition, in some cases, a license might not be granted Failure to obtain licenses and authorizations or to comply with the requirements of the licenses or authorizations or of Trade Controls, or changes in U.S. export regulatory policy, particularly changes in the foreign policy or national security relationship between the U.S. and other jurisdictions could result in the imposition of restrictions on existing or future authorizations of exports and sales, which could adversely affect our business. Changes in our products or changes in export regulations may require reclassification of our products and create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, constrain in some way the export of our products to additional countries. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Trade Controls may also inhibit the open interchange of technical discussions among our employees. Absent license authorization from the appropriate governmental agency, technical information related to certain of our products and technologies cannot be discussed with or otherwise disclosed to our foreign national employees, or with our foreign channel partners. Export licensing requirements may delay product development and other engineering activities.

Violations of Trade Controls are subject to criminal, civil and administrative penalties. Governmental agencies responsible for administering Trade Controls are authorized to impose monetary penalties or even to suspend export privileges. While such actions have not been taken against our company to date, such risks exist in this highly regulated field, and we cannot entirely eliminate the possibility that such agency action may occur in the future. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with Trade Controls.

We could be adversely affected by violations of the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and the anti-bribery and anti-corruption laws of the United States or other countries.

We are subject to the FCPA, which among other things prohibits U.S. individuals, companies, and their employees, officers, and intermediaries from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have engaged independent channel partners in the past and currently use independent channel partners to sell our products outside of the United States. Our reliance on independent channel partners to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these channel partners could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in our markets have faced criminal penalties and been held liable under the FCPA for the improper activities of their intermediaries and agents. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery, and the People’s Republic of China anti-bribery laws, including the PRC Anti-Unfair Competition Law amended in 2017 and the PRC Criminal Law amended in 2017. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, financial condition, results of operations, and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis to provide our annual management assessment of our internal control over financial reporting pursuant to Section 404(a). Furthermore, if we were to no longer qualify as a “smaller reporting company,” our independent registered public accounting firm would be required to issue an annual report that attests the effectiveness of our internal control over financial reporting.

To comply with the requirements of being a public company, we may need to undertake actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting, including in connection with any past or future acquisitions, or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

We may need to raise additional funds in the future, through public or private debt or equity financings, if we are presented with unforeseen circumstances or opportunities in order to, among other things:

●	develop or enhance our products;
●	support additional capital expenditures;
●	respond to competitive pressures;
●	fund operating losses in future periods; or
●	take advantage of acquisition or expansion opportunities.

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

We have in the past, and may again in the future, engage in acquisitions or divestures that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

We have in the past, and may again in the future, acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. For example, we acquired Trace Analytics GmbH in 2022 and RedWave in 2024. We may not be able to find additional suitable acquisition candidates and we may not be able to complete additional acquisitions on favorable terms, if at all. Any prior acquisitions we have made or future acquisitions we make could subject us to a number of risks, including:

●	the purchase price we pay could significantly deplete our cash reserves, impair our future operating flexibility or result in dilution to our existing stockholders;
●	we may find that the acquired company, assets or technology does not further improve our financial and strategic position as planned;
●	we may find that we overpaid for the company, asset or technology, or that the economic conditions underlying our acquisition have changed;
●	we may have difficulty integrating the operations and personnel of the acquired company;
●	we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired assets or technologies;
●	the acquisition may be viewed negatively by customers, financial markets, or investors;
●	we may have difficulty incorporating the acquired technologies or products with our existing products;
●	we may encounter difficulty entering and competing in new product or geographic markets;
●	we may encounter a competitive response, including price competition or intellectual property litigation;
●	we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;
●	we may be subject to litigation by terminated employees or third parties;
●	we may be subject to additional liabilities that are not possible to be known at the time of the acquisition;
●	we may incur debt and restructuring charges;
●	we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
●	our due diligence process may fail to identify significant existing issues with the target company’s product quality, product architecture, financial disclosures, accounting practices, internal controls, legal contingencies, intellectual property and other matters.

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

From time to time, we may divest, discontinue or suspend businesses and product lines that do not align with our strategy, such as our 2025 Desktop Portfolio divestiture. Any decision to dispose of or otherwise exit, discontinue or suspend product lines or businesses, including the foregoing, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reductions or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, all of which could adversely affect our financial condition and results of operations. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, such transactions reduce the size and diversification of our business and cause us to be more dependent on a smaller number of product categories.

We may face exposure to foreign currency exchange rate fluctuation.

Our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Today, our non-U.S. contracts are denominated in U.S. dollars, and the majority of our non-U.S. operating expenses are often denominated in U.S. dollars with a few suppliers are in local currencies. Additionally, if we were to expand our non-U.S. operations, a larger portion of our operating expenses and potentially our contracts may be denominated in local currencies. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower.

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

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused federal net operating losses, or NOLs, generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which may be outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in certain tax years. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act and other recent tax legislation significantly revised the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act and other recent tax legislation may affect us, and certain aspects of the Tax Cuts and Jobs Act or such tax legislation could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. Other tax changes were introduced in the One, Big, Beautiful Bill Act (the “OBBB”) in 2025. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, the OBBB or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act and the OBBB or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We are subject to risks related to taxation in the United States.

Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the United States Internal Revenue Service or another taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (collectively, Information Systems and Data).

Our Senior Director of Information Technology and our incident response team are tasked with helping to identify, assess and manage the Company’s cybersecurity threats and risks. They identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, internal and external audits, and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans , disaster recovery and business continuity plans, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security measures, systems monitoring, employee training, penetration testing, cybersecurity insurance, as well as asset management, tracking and disposal.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, as part of our cybersecurity risk management program, we have a process to assess and review the cybersecurity practices of major third-party vendors and service providers that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems, including through review of applicable certifications, and security reports, and contractual requirements, as appropriate.

From time to time, we use third-party service providers to assist us in an effort to identify, assess, and manage material risks from cybersecurity threats, including, for example: cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers, which includes, as appropriate, a review of the relevant vendor’s security program. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.”

Governance Related to Cybersecurity Risks

Our board of directors, as a whole and through its committees, holds overall oversight responsibility for our risk management processes, including in relation to risks from cybersecurity threats. Our board of directors exercises its oversight function through the audit committee, which oversees the management of risk exposure across various areas, including cybersecurity risks. The audit committee receives quarterly reports from our Senior Director of Information Technology on the status of our cybersecurity program, including measures designed to monitor and address cybersecurity risks and threats, as appropriate. The Chair of the audit committee provides a quarterly report to the board of directors, which includes updates on certain cybersecurity matters, as applicable.

Our Senior Director of Information Technology is responsible for the day-to-day administration and management of our cybersecurity program, including hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Senior Director of Information Technology is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Senior Director of Information Technology has approximately 21 years of information technology experience, including 12 years of cybersecurity experience. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process to report relevant findings to the Senior Director of Information Technology and other members of executive management, where appropriate.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer and Chief Legal and Administrative Officer, who work with the Company’s incident response team to help the Company respond to, mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

Item 2. Properties.

Our corporate headquarters are currently located in Burlington, Massachusetts. We maintained the following principal facilities as of December 31, 2025:

Location	Functions	Square Footage (Approx.)	Lease Expiration
Burlington, Massachusetts	Corporate headquarters, R&D	12,800	July 2029
Danbury, Connecticut	R&D, assembly, manufacturing	38,200	July 2034
Georgetown, Massachusetts	assembly, manufacturing	3,500	February 2030
Stamford, Connecticut	assembly, manufacturing	11,500	March 2028

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Summary of Risk Factors,” Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Holders of Our Common Stock

As of March 4, 2026, there were approximately 17 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is currently restricted by the terms of the Amended 2026 Revolver with Silicon Valley Bank. In addition, the terms of any future debt instruments may also materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

Front-line workers rely upon our Mass Spec handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. First responders also utilize our handheld devices to detect and identify thousands of hazardous bulk materials. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, ThreatID, ProtectIR, XplorIR, VipIR and related devices.

On April 29, 2024, we entered into an Equity Purchase Agreement, or the Purchase Agreement, with RedWave, CAM3 HoldCo, LLC, a Connecticut limited liability company, or Seller Entity, each of the holders of outstanding equity interests of Seller Entity, or the Beneficial Sellers, and the other parties thereto, pursuant to which we purchased all of the outstanding equity interests of RedWave, and the transaction closed on the same day. The purchase price included an initial payment of $45.0 million in cash and 1,497,171 unregistered shares of the Company’s common stock, which reflects closing adjustments relating to working capital, cash and debt adjustments. RedWave is a leading provider of portable Fourier Transform Infrared, or FTIR, spectroscopic analyzers for rapid chemical identification of bulk materials. FTIR, an optical spectroscopy technology, is highly regarded for its specific substance identification abilities across a broad range of bulk materials. This acquisition provides us with an expanded portfolio of handheld chemical analysis devices for forensic workflows that quickly detect and identify unknown solids, liquids, vapors, and aerosols at the point of need. In addition, RedWave provided a line of accessories for pharma Process Analytical Technology, or PAT, and industrial Quality Control applications.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $56.2 million and $47.7 million for the years ended December 31, 2025 and 2024, respectively, and incurred net losses from continuing operations of $33.3 million and $53.1 million for those same years. As of December 31, 2025, we had an accumulated deficit of $223.3 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Restructuring and Strategic Re-Alignment

In November 2024, we announced an organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce our annual cash burn, we implemented an approximately 11% workforce reduction to rationalize our bioprocessing and life science instrumentation investments in sales, marketing and research and development during the current slower growth market environment. We incurred approximately $1.5 million and $0.7 million of expenses related to this organizational restructuring for the years ended December 31, 2025 and 2024, respectively.

During the first half of 2025, we transitioned manufacturing operations from Boston, Massachusetts to Danbury, Connecticut. In June 2025, we abandoned our Boston facility in connection with transitioning the manufacturing operations and moved our corporate headquarters to Burlington, Massachusetts. We recorded a $1.0 million restructuring charge for the lease abandonment, including our remaining right-of-use asset, utilities and other costs. We made full payment of such charges in June 2025, including the rents. The organizational and facility restructurings were substantially completed in June 2025 and there were no amounts outstanding as of December 31, 2025.

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

We are closely monitoring the ongoing military conflict between Russia and Ukraine or the conflicts in the Middle East. Although we do not directly source any material products or supplies from Russia, Ukraine or the Middle East, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

We are also closely monitoring increases or changes in tariffs on parts and components imported into the U.S., as well as reciprocal tariffs recently implemented by non-U.S. countries where we export our finished products. We do not expect these tariffs to materially impact our business or results of operations in the 2026 fiscal year. Nonetheless, we will continue to review and assess how any current or future tariffs may affect our business.

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

Device sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our handheld devices. Management focuses on device sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables, accessories, software and services. We expect our device sales to continue to grow as we increase penetration in our existing markets and expand into, or offer new features and solutions that appeal to, new markets.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories, software and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 35% and 33% of total revenue for the years ended December 31, 2025 and 2024, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Recurring revenue is primarily from service revenue, software and accessories. Consumable revenue is mainly related to single-use swab samplers for MX908 to be used in liquid and solid materials analysis, but there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, XplorIR and VipIR do not have consumables.

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables, accessories, software and services. There will be fluctuations in the mix between devices and recurring from period-to-period. Over time, as our device installed base grows, we expect service revenue to constitute a larger percentage of total revenue. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and recurring revenue that we sell directly to customers as compared to those that we sell through channel partners. While we expect the mix of direct sales as compared to sales through channel partners to remain relatively constant in the near term, we may consider increasing our direct sales capabilities in certain geographies based upon identified opportunities.

Future device and recurring selling prices and gross margins may fluctuate due to a variety of factors, including the introduction by others of competing products and solutions. We aim to mitigate downward pressure on our average selling prices by increasing the value proposition offered by our devices, consumables, accessories and software, primarily by expanding the applications for our devices and increasing the quantity and quality of data that can be obtained using our consumables.

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

During the years ended December 31, 2025 and 2024, our product placements (units recognized as revenue) were as follows:

	Year Ended December 31,
	2025	2024
Product Placements:
Handheld	721	593

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	December 31,
	2025	2024
Cumulative Product Placements:
Handheld	3,736	3,015

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories, software and services. Device sales accounted for 65% and 66% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Recurring revenue accounted for 35% and 33% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Our current device offerings include MX908, ThreatID, ProtectIR, XplorIR, VipIR and AVCAD components.

We sell our devices directly to customers and through channel partners. Each of our device sales drives various streams of recurring revenue comprised of consumable, accessory and software product sales and service revenue. Our consumables consist primarily of accessories and swabs for MX908.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was primarily related to one customer during the years ended December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, our revenue was comprised of revenue from the following sources (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Device sales revenue	$36,660	$31,686
Recurring revenue	19,420	15,928
Contract revenue	117	132
Total revenue	$56,197	$47,746

Our revenue is comprised of sales of our devices and related consumables, accessories, software and service contracts to end-users in the government, pharmaceutical and industrial markets as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States federal and defense	$14,537	$16,819
United States state authorities and local municipalities	24,235	17,536
Rest of world national and provincial organizations	14,438	11,887
Global pharmaceutical, industrial and other	2,987	1,504
Total revenue	$56,197	$47,746

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

We expect selling, general and administrative expenses, and amortization of intangibles to stabilize in future periods as we executed our strategic transformation in the fiscal year 2025.

Beginning in the first quarter of 2025, general and administrative expenses also include rent expenses and passthrough costs, reimbursable by Repligen, incurred in performing duties under the Transition Services Agreement by and between the Company and Repligen, dated as of March 4, 2025, or the TSA.

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

Income from Transition Services Agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs, pursuant to the TSA. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. The Company is continuing to provide certain general and administrative functions under the TSA.

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

We recognized an income tax benefit of $0.1 million and no income tax benefit during the years ended December 31, 2025 and 2024, respectively. The income tax benefit recognized during the year ended December 31, 2025 primarily resulted from a foreign tax refunds received as part of our divesture of 908 Devices GmbH.

As of December 31, 2025, the Company had gross federal and state operating loss carryforwards of $147.0 million and $94.5 million, respectively. The federal operating loss carryforward may be available to offset future taxable income and begin to expire in 2032, of which $112.6 million of federal gross operating losses do not expire. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.1 million and $4.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

Comparison of the Years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue	$43,281	$35,530	$7,751
Service and contract revenue	12,916	12,216	700
Total revenue	56,197	47,746	8,451
Cost of revenue:
Product cost of revenue	22,325	17,387	4,938
Service and contract cost of revenue	5,449	5,859	(410)
Total cost of revenue	27,774	23,246	4,528
Gross profit	28,423	24,500	3,923
Operating expenses:
Research and development	15,575	14,988	587
Selling, general and administrative	38,528	39,462	(934)
Change in fair value of contingent consideration	13,741	(13,216)	26,957
Goodwill impairment	—	40,659	(40,659)
Total operating expenses	67,844	81,893	(14,049)
Loss from operations	(39,421)	(57,393)	17,972
Other income, net:
Interest income	4,136	4,494	(358)
Income from transition services agreement, net	2,288	—	2,288
Other expense, net	(346)	(241)	(105)
Total other income, net	6,078	4,253	1,825
Loss from continuing operations before income taxes	(33,343)	(53,140)	19,797
Income tax benefit	66	—	66
Net loss from continuing operations, net of income taxes	$(33,277)	$(53,140)	$19,863

Revenue, Cost of revenue and Gross profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories, software and consumables and service as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Product revenue	$43,281	$35,530	$7,751	22%
Product cost of revenue	22,325	17,387	4,938	28%
Gross profit	$20,956	$18,143	$2,813	16%
Gross profit margin	48%	51%	(3)%

Product revenue increased by $7.8 million, or 22%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily related to $11.3 million in product revenue from our FTIR products, led by our recently launched VipIR and our XplorIR device, but also partly due to the impact of ownership for the full period in 2025 compared to eight months in 2024. This increase was offset in part by a $2.1 million decrease in MX908 related handheld product revenue, mainly due to fewer device placements, and a $1.5 million decrease in program product revenue related to our AVCAD program, pursuant to which we had component shipments under our subcontract agreement with a commercial entity for the year ended December 31, 2025.

Product cost of revenue increased by $4.9 million, or 28%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in product cost of revenue was primarily related to an increase in production costs related to the higher product revenues, $2.3 million in higher personnel related costs, partly related to our RedWave and KAF acquisitions, $0.8 million in higher intangible amortization, and $0.3 million related to severance and retention costs.

Product gross profit increased by $2.8 million, or 16%, and gross profit margin decreased by 3% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in product gross profit was primarily due to the higher product revenue volume, offset by the impact of lower margin international sales, product mix related to VipIR that is at a lower margin due to initial launch and sale of demonstration units, an increase in intangible amortization and higher personnel related costs for the year ended December 31, 2025, which drove the decrease in gross profit margin.

Service and Contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans, customer training and contract services as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Service and contract revenue	$12,916	$12,216	$700	6%
Service and contract cost of revenue	5,449	5,859	(410)	(7)%
Gross profit	$7,467	$6,357	$1,110	17%
Gross profit margin	58%	52%	6%

Service and contract revenue increased by $0.7 million, or 6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily related to a $1.0 million increase in handheld service revenues related to training performed and extended service contracts for our FTIR devices, offset by a decrease in service revenues related to our MX908, primarily from a federal defense customer that had a funding-related pause in their support of their installed base. Contract revenue was $0.1 million for both the year ended December 31, 2025 and 2024.

Service and contract cost of revenue decreased by $0.4 million, or 7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in service cost of revenue was primarily related to a $0.7 million decrease in material costs and contract trainers, offset in part by $0.2 million in higher personnel costs.

Service and contract gross profit increased by 17%, and gross profit margin increased by six percentage points for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in service volume related to training and extended service contracts, leveraging our investments in personal and service infrastructure.

Operating Expenses

Research and development

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development expenses	$15,575	$14,988	$587	4%
Percentage of total revenue	28%	31%

Our research and development expenses were $15.6 million for the year ended December 31, 2025, an increase of $0.6 million from research and development expenses of $15.0 million for the year ended December 31, 2024. The increase was partly due to the increased expenses from the RedWave acquisition and was due primarily to a $0.5 million increase in project expenditure related to materials and consulting and a $0.4 million increase in severance and retention costs, offset in part by a $0.2 million decrease in facility related costs and a $0.2 million decrease in depreciation.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$38,528	$39,462	$(934)	(2)%
Percentage of total revenue	69%	83%

Our selling, general and administrative expenses were $38.5 million for the year ended December 31, 2025, a decrease of $0.9 million from selling, general and administrative expenses of $39.5 million for the year ended December 31, 2024. The decrease was primarily due to $2.2 million in lower consulting, legal and accounting related costs incurred with the RedWave acquisition during the year ended December 31, 2024, a $0.4 million decrease in travel and related costs, a $0.4 million decrease in consulting, legal and audit fees, a $0.3 million decrease in directors and officers insurance, and a net decrease in all other expenses of $0.4 million. These cost decreases were offset in part by a $1.1 million increase in non-cash stock-based compensation, a $0.9 million increase related to facility shut down and moving costs, and a $0.8 million increase in payroll and related costs, mainly related to a $0.6 million charge for transaction bonuses earned with the Desktop Portfolio divestiture.

Change in fair value of contingent consideration

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Change in fair value of contingent consideration	$13,741	$(13,216)	$26,957	204
Percentage of total revenue	24%	(28)%

The key assumptions, such as revenue projection, equity volatility rate of the Company, revenue volatility rate and discount rate are utilized to estimate the fair value of the contingent consideration under Monte Carlo simulation. The fair value of contingent consideration increased by $13.8 million during the year ended December 31, 2025, due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the year ended December 31, 2025. The decline in the key assumptions of stock price and forecast from the RedWave acquisition date to December 31 2024, resulted in a reduction, or credit, of $13.2 million for the year ended December 31, 2024, reducing the contingent liability during that period.

Goodwill impairment

As a result of sustained decreases in our publicly quoted share price and market capitalization, a $40.7 million goodwill impairment was recorded for the year ended December 31, 2024.

Other Income (Expense)

Interest income

Interest income decreased by $0.4 million for the year ended December 31, 2025 from $4.5 million for the year ended December 31, 2024. The decrease was due to the lower cash, cash equivalent and marketable securities balances, primarily due to the average balance during the year ended December 31, 2025, compared to the year ended December 31, 2024 and, to a lesser extent, lower interest rates.

Income from transition services agreement, net

Income from the transition services agreement, net was $2.3 million for the year ended December 31, 2025.

Other income (expense), net

Other expense, net increased by $0.1 million for the year ended December 31, 2025 from $0.2 million for the year ended December 31, 2024. The increase was due to the moving cost related to the facility restructurings.

Income tax benefit

Income tax benefit for the year ended December 31, 2025 was $0.1 million and was zero for the year ended December 31, 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of equity, borrowings under loan agreements and revenue from sales of our products and services and license and contract revenue. As of December 31, 2025, we had cash and cash equivalents of $70.5 million and marketable securities of $42.5 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities consist of U.S. treasury securities. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On November 2, 2022, the Company entered into a Loan and Security Agreement (the “2022 Revolver”), by and between the Company, as borrower, and SVB, as lender.

On August 4, 2023, the Company entered into the Amended 2022 Revolver, by and between the Company, as borrower, and SVB, as lender. On September 15, 2025, the Amended 2022 Revolver was extended to February 2, 2026, and on February 5, 2026, the Amended 2022 Revolver was extended to April 2, 2026. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through April 2, 2026, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

       Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver.

       The Amended 2022 Revolver also contains certain financial covenants, including requirements that the Company maintain $20.0 million on account at or through SVB and that the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The Amended 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(23,688)	$(30,247)
Cash provided by (used in) investing activities	50,747	(46,321)
Cash used in financing activities	(697)	(376)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,389	$(77,009)

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $23.7 million, consisting primarily of a $55.9 million gain on sale of our Desktop Portfolio, net of transaction costs, and net cash used in changes in our operating assets and liabilities of $15.3 million, partially offset by our net income of $19.5 million and noncash uses of $27.9 million, inclusive of a noncash use of $13.7 million related to the change in fair value of contingent consideration increase. Net cash used in changes in our operating assets and liabilities of $15.3 million consisted primarily of a $5.9 million decrease from changes in accounts payable and accrued expenses, a $3.7 million decrease from changes in inventory and a $3.2 million decrease from changes in deferred revenue, primarily related to assets and liabilities that were divested with our Desktop Portfolio.

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

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $50.7 million, due primarily to $69.9 million of proceeds from the sale of the Desktop Portfolio and $47.8 million of proceeds from the maturity of marketable securities, partially offset by $64.0 million in purchases of marketable securities. In addition, we used $2.0 million for the acquisition of KAF.

During the year ended December 31, 2024, net cash used in investing activities was $46.3 million, due to cash paid with the acquisition of RedWave of $44.8 million and $0.6 million in purchases of property and equipment. In addition, $55.5 million in cash was used for purchases of marketable securities, partially offset by $54.6 million in proceeds from maturities of marketable securities.

Financing Activities

Cash used in financing activities during the year ended December 31, 2025, was $0.7 million, due primarily to a $0.7 million payment for contingent consideration achieved with our acquisition of KAF.

Cash used in financing activities during the year ended December 31, 2024, was $0.4 million, due primarily to a $0.5 million payment for contingent consideration achieved with our acquisition of Trace Analytics GmbH.

Contractual Obligations

We have operating lease obligations for office space, which have remaining lease terms ranging from two years to nine years. The total future minimum payments under such leases are $6.0 million as of December 31, 2025, of which $1.1 million is expected to be paid in 2026.

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

We derive revenue primarily from the sale of devices and related consumables and services. Revenue is recognized when control of the promised devices, consumables or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those devices, consumables or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of accounting under ASC 606. For devices and consumables sold by us, control transfers to the customer at a point in time. To indicate the transfer of control, we must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is other than perfunctory, the customer must have accepted the product or service. Our principal terms of sale are freight on board, or FOB, shipping point, or equivalent, and, as such, we primarily transfer control and record revenue for devices and consumables sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and support, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and support is recognized based upon the period of time elapsed under the arrangement as this period represents the transfer of benefits or services under the agreement.

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

Valuation of Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in the consolidated statements of operations and comprehensive income (loss). Any write-down of inventory to net realizable value creates a new cost basis.

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

Business Combinations

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

Item 8. Financial Statements and Supplementary Data.

908 DEVICES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 908 Devices Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 908 Devices Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Product and Service Revenue

As described in Note 2 to the consolidated financial statements, the Company derives product and service revenue primarily from the sale of devices and related consumables and services. Revenue is recognized when control of the promised devices, consumables or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices, consumables or services (the transaction price). For devices and consumables sold by the Company, control transfers to the customer at a point in time, typically upon shipment. For extended warranty and support, control transfers to the customer over the term of the arrangement. The Company’s total revenue for the year ended December 31, 2025, was $56.2 million, the majority of which relates to product and service revenue.

The principal consideration for our determination that performing procedures relating to product and service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s product and service revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing product and service revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping or delivery documents, and, where applicable, subsequent cash receipts, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping or delivery documents, and, where applicable, subsequent cash receipts.

/s/ PricewaterhouseCoopers, LLP

Boston, Massachusetts

March 9, 2026

We have served as the Company's auditor since 2013.

908 DEVICES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,517	$43,355
Marketable securities	42,453	25,568
Accounts receivable, net of allowance for credit losses of $147 and $524 at December 31, 2025 and December 31, 2024	11,327	8,852
Inventory	12,990	10,886
Prepaid expenses and other current assets	7,272	4,184
Current assets of discontinued operations	—	10,210
Total current assets	144,559	103,055
Operating lease, right-of-use assets	4,397	3,842
Property and equipment, net	4,232	1,595
Intangible assets, net	36,412	38,679
Other long-term assets	471	511
Non-current assets of discontinued operations	—	11,794
Total assets	$190,071	$159,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,586	$1,368
Accrued expenses	6,838	7,195
Deferred revenue	8,934	10,417
Operating lease liabilities	681	1,473
Contingent consideration	16,025	—
Current liabilities of discontinued operations	—	4,696
Total current liabilities	34,064	25,149
Operating lease liabilities, net of current portion	3,947	2,600
Deferred revenue, net of current portion	8,331	10,213
Contingent consideration, net of current portion	—	2,284
Other long-term liabilities	30	—
Non-current liabilities of discontinued operations	—	4,638
Total liabilities	46,372	44,884
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,321,866 shares and 35,098,493 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	36	35
Additional paid-in capital	366,925	356,216
Accumulated other comprehensive income	54	1,146
Accumulated deficit	(223,316)	(242,805)
Total stockholders' equity	143,699	114,592
Total liabilities and stockholders' equity	$190,071	$159,476

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$43,281	$35,530
Service and contract revenue	12,916	12,216
Total revenue	56,197	47,746
Cost of revenue:
Product cost of revenue	22,325	17,387
Service and contract cost of revenue	5,449	5,859
Total cost of revenue	27,774	23,246
Gross profit	28,423	24,500
Operating expenses:
Research and development	15,575	14,988
Selling, general and administrative	38,528	39,462
Change in fair value of contingent consideration	13,741	(13,216)
Goodwill impairment	—	40,659
Total operating expenses	67,844	81,893
Loss from continuing operations	(39,421)	(57,393)
Other income, net:
Interest income	4,136	4,494
Income from transition services agreement, net	2,288	—
Other expense, net	(346)	(241)
Total other income, net	6,078	4,253
Loss from operations before income taxes	(33,343)	(53,140)
Income tax benefit	66	—
Net loss from continuing operations	(33,277)	(53,140)
Net income (loss) from discontinued operations, net of tax	52,766	(19,066)
Net income (loss) attributable to common stockholders	$19,489	$(72,206)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.93)	$(1.56)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$1.47	$(0.56)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.54	$(2.12)
Weighted average common shares outstanding
Basic and diluted	35,898,542	34,076,321

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss) attributable to common stockholders	$19,489	$(72,206)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7)	(219)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	(1,125)	—
Unrealized gain on marketable securities, net of tax of $0	40	—
Total other comprehensive income (loss)	$(1,092)	$(219)
Comprehensive income (loss)	$18,397	$(72,425)

908 DEVICES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	32,519,023	$33	$334,692	$1,365	$(170,599)	$165,491
Issuance of common stock upon exercise of stock options	347,483	—	570	—	—	570
Stock-based compensation expense	—	—	11,763	—	—	11,763
Issuance of common stock pursuant to the acquisition of RedWave Technology	1,497,171	2	8,615	—	—	8,617
Issuance of common stock upon ESPP purchase	161,345	—	576	—	—	576
Vesting of restricted stock units	573,471	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	(72,206)	(72,206)
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	228,404	—	481	—	—	481
Stock-based compensation expense	—	—	9,845	—	—	9,845
Issuance of common stock upon ESPP purchase	104,804	—	384	—	—	384
Vesting of restricted stock units	890,165	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized gain on marketable securities	—	—	—	40	—	40
Net income	—	—	—	—	19,489	19,489
Balances at December 31, 2025	36,321,866	$36	$366,925	$54	$(223,316)	$143,699

The accompanying notes are an integral part of these consolidated financial statements.

908 DEVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$19,489	$(72,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment	—	40,659
Depreciation and amortization expense	4,465	4,682
Stock-based compensation expense	9,845	11,763
Provision for inventory obsolescence	513	653
Net amortization of premiums and accretion of discounts on marketable securities	(637)	13
Loss on disposal of property and equipment	133	54
Gain on sale of Desktop Portfolio, net of transaction costs	(55,940)	—
Provision for credit losses	—	176
Change in fair value of contingent consideration	13,741	(13,216)
Deferred income tax	—	(283)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	220	(2,927)
Inventory	(3,731)	(1,664)
Prepaid expenses and other current assets	(2,950)	(445)
Other long-term assets	211	559
Accounts payable and accrued expenses	(5,931)	2,319
Deferred revenue	(3,177)	(368)
Right-of-use operating lease assets	1,723	2,047
Operating lease liabilities	(1,662)	(2,063)
Net cash used in operating activities	(23,688)	(30,247)
Cash flows from investing activities:
Purchases of property and equipment	(955)	(602)
Purchases of marketable securities	(64,005)	(55,500)
Acquisition of businesses, net of cash acquired	(2,000)	(44,783)
Proceeds from sale of Desktop Portfolio	69,909	—
Proceeds from maturities of marketable securities	47,798	54,564
Net cash provided by (used in) investing activities	50,747	(46,321)
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(833)	(1,105)
Proceeds from issuance of common stock	864	1,146
Payments for contingent consideration	(728)	(417)
Net cash used in financing activities	(697)	(376)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,389	(77,009)
Cash, cash equivalents and restricted cash at beginning of period	44,203	121,212
Cash, cash equivalents and restricted cash at end of period	$70,592	$44,203
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$983	$1,158
Fair value of common stock issued for acquisition of RedWave Technology	$—	$8,616
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,517	$44,032
Restricted cash included in other long-term assets	75	171
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$70,592	$44,203
Supplemental disclosure of cash flow information:
Cash (received) paid for income tax	$(66)	$184

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

The Company acquired KAF Manufacturing Company, Inc. (“KAF”), located in Stamford, Connecticut in July 2025. KAF is a precision machining company focused on providing precision components, diamond-turned optics and components for laboratory and medical instrument original equipment manufacturers and for the aerospace industry. This acquisition provided the Company with strength and sustainability over its supply chain for critical FTIR components. See Note 19, Acquisitions, for further information.

Divestment of Desktop Portfolio

The Company sold its wholly-owned subsidiary, 908 Devices GmbH and certain liabilities and specified assets of the Company which together constituted the entirety of the Company’s portfolio of desktop devices used in the field of bioprocessing PAT (the “Desktop Portfolio”) to Repligen Corporation and Repligen GmbH (“Repligen Corporation” or “Repligen”) on March 4, 2025 (the “Closing Date”). See Note 3, Discontinued Operation and TSA, for further information.

On the Closing Date, the Company entered into a Transition Services Agreement (the “TSA”) with Repligen, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the Desktop Portfolio. Under the TSA, the Company will provide certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Repligen has agreed to pay the Company for certain costs of the transition services performed by the Company under the TSA and these services are recorded within Other Income, net in the Company’s consolidated statement of operations.

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

On the Closing Date, the Company entered into an UNC Intellectual Property Sublicense Agreement with Repligen (the “Sublicense Agreement”) under which the Company granted a sublicense to license certain Company rights to in-licensed technologies under the Company’s license agreement with the University of North Carolina (“UNC”). See Note 17, Commitments and Contingencies.

On the Closing Date, the company entered into a Supply Agreement with Repligen under which the Company will supply certain components to Repligen related to the Rebel product offering.

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through December 31, 2025, these costs amounted to approximately $4.4 million and are included within the net income (loss) from discontinued operations, net of tax line item on the Company's consolidated statement of operations.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation and RedWave. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $33.3 million and $53.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $223.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, channel partner, or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management continues to pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Reclassifications

The Company’s Desktop Portfolio met all the conditions to be classified as held for sale and, because the Company considers the disposal of the Desktop Portfolio to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s Desktop Portfolio were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. Further, all historical operating results for the Company’s Desktop Portfolio are reflected within discontinued operations in the consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations and TSA.

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

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. No customer represented 10% or more of total revenue for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, one customer accounted for 34% of gross accounts receivable. As of December 31, 2024, one customer accounted for 20% of gross accounts receivable.

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

Restricted Cash

Restricted cash primarily represents a letter of credit issued as security for the lease for the Company’s facility in Burlington, Massachusetts.

Accounts Receivable, net

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2025 and December 31, 2024, the Company recorded a $0.1 million allowance and a $0.5 million allowance for credit losses, respectively. The following is a summary of the activity of the Company’s allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024
Balances at beginning of period	$524	$389
Current period change for expected credit loss	—	165
Deduction / recoveries collected	(377)	(30)
Balances at end of period	$147	$524

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were not significant during the periods presented and are included in prepaid expenses and other current assets and other long-term assets in the Company’s consolidated balance sheets.

Leases

The Company accounts for leases under ASC 842, Leases (“ASC 842”). In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. The Company’s existing leases are for office and laboratory space. In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive income (loss).

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

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s products. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2025 and 2024.

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

When the fair value is below the amortized cost basis of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded for the years ended December 31, 2025 or 2024.

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

Segment Information

The Company manages its operations on a consolidated basis and as a single segment for the purposes of assessing performance and making operating decisions. The Company provides a suite of purpose-built handheld mass spectrometry and FTIR devices for use in vital health and safety applications. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer. See Note 20, Segment Reporting, for disclosure of significant segment expenses.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not only subject to the passage of time. The Company had no contract assets related to revenue as of December 31, 2025 or 2024.

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

Product and Service Revenue

The Company derives product and service revenue primarily from the sale of devices and related consumables and services. Revenue is recognized when control of the promised devices, consumables or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices, consumables or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of accounting under ASC 606. For devices and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is other than perfunctory, the customer must have accepted the product or service. The Company’s principal terms of sale are freight on board (“FOB”) shipping point, or equivalent, and, as such, the Company primarily transfers control and records revenue for devices and consumables sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and support, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and support is recognized based upon the period of time elapsed under the arrangement as this period represents the transfer of benefits or services under the agreement.

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

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2025	2024
Balances at beginning of period	$20,630	$17,104
Recognition of revenue included in balance at beginning of the period	(10,356)	(8,436)
Deferred revenue acquired, net of revenue recognized	—	2,916
Revenue deferred during the period, net of revenue recognized	6,991	9,046
Balances at end of period	$17,265	$20,630

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to revenue are expected to be recognized in the future as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred revenue expected to be recognized in:
One year or less	$8,934	$10,417
One to two years	4,295	5,005
Three years and beyond	4,036	5,208
	$17,265	$20,630

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

Disaggregated Revenue

The Company’s revenue consists of sales of devices and recurring revenue which includes consumables, accessories, the sale of service and extended warranty plans and contract revenue. The following table presents the Company’s revenue by revenue stream (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Device sales revenue	$36,660	$31,686
Recurring revenue	19,420	15,928
Contract revenue	117	132
Total revenue	$56,197	$47,746

The following table presents the Company’s revenue by source (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Handheld product and service revenue	$52,844	$43,984
Program product and service revenue	502	2,125
OEM and funded partnership revenue	2,851	1,637
Total revenue	$56,197	$47,746

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Year Ended December 31,
	2025	2024
United States federal and defense	$14,537	$16,819
United States state authorities and local municipalities	24,235	17,536
Rest of world national and provincial organizations	14,438	11,887
Global pharmaceutical, industrial and other	2,987	1,504
Total revenue	$56,197	$47,746

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Year Ended December 31,
	2025	2024
United States	$41,249	$35,647
Europe, Middle East and Africa	10,427	9,134
Asia Pacific	2,996	2,102
Americas other	1,525	863
Total revenue	$56,197	$47,746

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF. The OEM Customer committed to $6.6 million of orders over the initial three years with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply

Agreement. As of December 31, 2025, $0.7 million of the upfront payment is recorded in deferred revenue and deferred revenue, net of current portion.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in revenue in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the accompanying consolidated statements of operations.

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

Advertising Expense

The Company expenses costs of advertising as incurred. Advertising costs were $1.2 million and $1.5 million during the years ended December 31, 2025 and 2024, respectively. The advertising expense is classified as selling, general and administrative expense.

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

Business Combinations

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

The Company estimates the fair value of the contingent consideration earnouts using the Monte Carlo Simulation or probability weighted scenario depending on the nature of the contingent consideration and update the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that these estimates change in the future regarding the likelihood of achieving these targets, the Company may need to record material adjustments to its contingent consideration liability. Such changes in the fair value of contingent consideration are recorded as change in fair value of contingent consideration in the consolidated statements of operations.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently assessing the impact of the adoption of this guidance.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to income tax disclosure requirements. The pronouncement enhances the transparency and decision usefulness of income tax disclosures. The pronouncement is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the fourth quarter of 2025 and applied it prospectively, with no material impact on its consolidated financial statements.

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

As of December 31, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of December 31, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Payment for fair value transferred for Desktop Portfolio(1)(2)(3)	$69,909

Net assets transferred
Cash	$189
Accounts receivable(3)	1,080
Inventory	5,418
Prepaid expenses and other current assets(3)	333
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,533

Transaction costs	$(4,373)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,128
Income tax	(188)
Gain on sale, net of tax	$55,940
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
(3)Working capital adjustments in the net amount of less than $0.1 million were subsequently recognized for Accounts receivable, Prepaid expenses and other current assets and agreed upon with Repligen in the quarter ended September 30, 2025.

For the year ended December 31, 2025, the gain from sale of the Desktop Portfolio, net of tax of $55.9 million was included in the net income (loss) from discontinued operations, net of tax on the Company’s consolidated statements of operations.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$612	$8,392
Service and contract revenue	464	3,493
Total revenue	1,076	11,885
Cost of revenue:
Product cost of revenue	571	4,258
Service and contract cost of revenue	340	2,270
Total cost of revenue	911	6,528
Gross profit	165	5,357
Operating expenses:
Research and development	1,576	10,507
Selling, general and administrative	1,668	14,175
Total operating expenses	3,244	24,682
Other income (expense), net:
Gain on divesture	56,128	—
Other expense, net:	(95)	(23)
Total other income (expense), net:	56,033	(23)
Income (loss) from discontinued operations before income taxes	$52,954	$(19,348)
Income tax (expense) benefit	(188)	282
Net income (loss) from discontinued operations, net of tax	$52,766	$(19,066)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company provides certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and maintains the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included as income from transition services agreement, net under other income, net. The majority of the services and obligations under the TSA were concluded as of the third quarter of 2025; however, certain accounting and operation support services have been extended through June 30, 2026.

As of December 31, 2025, $2.3 million has been billed to Repligen and $2.2 million has been paid by Repligen for transition services performed by the Company. The Company owes Repligen less than $0.1 million related to the payments and collection services provided under the TSA as of December 31, 2025.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. For the year ended December 31, 2024, depreciation and amortization expense related to the Desktop Portfolio was $1.7 million, share based compensation expense was $3.5 million and amortization of right-of-use operating lease assets was $0.5 million. Excluding the gain of $55.9 million recognized on the sale of the Desktop Portfolio presented in the consolidated statements of cash flows for the year ended December 31, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$30,040	$—	$—	$30,040
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	42,453	—	42,453
Total assets measured at fair value	$30,040	$42,453	$—	$72,493
Other current liabilities:
Acquisition-related contingent consideration	—	—	16,025	16,025
Total liabilities measured at fair value	$—	$—	$16,025	$16,025

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$20,857	$—	$—	$20,857
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	25,568	—	25,568
Total assets measured at fair value	$20,857	$25,568	$—	$46,425
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	2,284	2,284
Total liabilities measured at fair value	$—	$—	$2,284	$2,284

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2025 or 2024.

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

As of December 31, 2025, the fair value of the contingent consideration was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $5.25 per share, revenue projections, an equity volatility rate of the Company of 75%, a revenue volatility rate of 24.0% and a discount rate of 25.2%. The fair value of contingent consideration increased by $13.7 million during the year ended December 31, 2025, primarily due to the change in the Company’s stock price and the revenue projections, which include the recent launch of VipIR. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2023	$500
Acquisition date fair value of contingent consideration - RedWave acquisition	15,500
Decrease in fair value of contingent consideration earnouts	(13,216)
Contingent consideration payment	(500)
Balance as of December 31, 2024	$2,284
Increase in fair value of contingent consideration earnouts	13,741
Acquisition date fair value of contingent consideration - KAF acquisition	729
Contingent consideration payment - KAF	(729)
Balance as of December 31, 2025	$16,025

The change in the fair value of contingent consideration liability is included in loss from operations.

Please refer to Note 19, Acquisition, for further detail on RedWave acquisition. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in our consolidated statements of operations until the arrangement is settled.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$42,399	$54	$—	$—	$42,453

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$25,555	$13	$—	$—	$25,568

As of December 31, 2025 and 2024, marketable securities consisted of investments that mature within one year. The Company purchased a total of approximately $64.0 million of U.S. treasury securities during the year ended December 31, 2025. The U.S. treasury securities that matured were approximately $47.8 million and none were sold before maturity. Interest earned on maturities of marketable securities is $1.8 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$9,560	$7,366
Work-in-progress	988	1,355
Finished goods	2,442	2,165
	$12,990	$10,886

During the years ended December 31, 2025 and 2024, the Company made non-cash transfers of demonstration equipment from inventory to property and equipment of $1.0 million and $0.7 million, respectively.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory and demonstration equipment	$5,080	$3,812
Standard tools and machinery	2,222	—
Computer equipment and software	293	337
Furniture and fixtures	282	481
Construction in progress	—	41
Leasehold improvements	763	477
	8,640	5,148
Less: Accumulated depreciation and amortization	(4,408)	(3,553)
	$4,232	$1,595

Depreciation expense amounted to $1.3 million and $1.0 million in each of the years ended December 31, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets, net

Goodwill

The Company carried no goodwill balance for the year ended December 31, 2025 and 2024, respectively. The following is a rollforward of the Company’s goodwill balance (in thousands):

Year Ended December 31,
2024
Balances at beginning of period	$10,367
Goodwill acquired	30,160
Goodwill impairment	(40,659)
Foreign currency impact	132
Balances at end of period	$—

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

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(559)	$2,563
Developed Technology	38,080	(4,231)	33,849
	$41,202	$(4,790)	$36,412

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$2,500	$(208)	$2,292
Developed Technology	38,080	(1,693)	36,387
	$40,580	$(1,901)	$38,679

Amortization expense for intangible assets was recorded in the following expense categories of its consolidated statements of operations (in thousands):

	December 31,
	2025	2024
Cost of revenue	$2,539	$1,692
Selling, general and administrative expenses	351	208
	$2,890	$1,900

Estimated future amortization expense for the intangible assets as of December 31, 2025 is as following (in thousands):

2026	$2,929
2027	2,929
2028	2,929
2029	2,929
2030	2,929
Thereafter	21,767
$36,412

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$4,877	$5,144
Accrued warranty	819	877
Accrued professional fees	451	785
Accrued other	691	389
	$6,838	$7,195

Changes in the Company’s product warranty obligation are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Accrual balance at beginning of period	$877	$851
Provision for new warranties	1,363	1,346
Settlements and adjustments made during the period	(1,421)	(1,320)
Accrual balance at end of period	$819	$877

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

The following table sets forth the activity in the severance and related costs accruals for the years ended December 31, 2025 and 2024 (in thousands):

	Facility, moving and related costs	Abandonment charges and related costs	Severance & Employee related costs	Total
Balance at December 31, 2023	$—	$—	$—	$—
Restructuring charges	—	—	710	710
Cash payments	—	—	(641)	(641)
Other, non-cash adjustments	—	—	—	—
Balance at December 31, 2024	$—	$—	$69	$69
Restructuring charges	314	724	460	1,498
Cash payments	(314)	(9)	(529)	(852)
Other, non-cash adjustments	—	(715)	—	(715)
Balance at December 31, 2025	$—	$—	$—	$—

For the year ended December 31, 2025, the Company incurred approximately $1.5 million of expenses related to the restructuring. Of the $1.5 million restructuring expenses in the year ended December 31, 2025, $1.0 million is related to the Company’s headquarters operating lease related ROU asset abandonment recorded under general and administrative expense and other expense. Severance and employee benefits is $0.5 million, of which $0.3 million was recorded under cost of revenue and $0.2 million was recorded under research and development.

For the year ended December 31, 2024, the Company incurred approximately $0.7 million of expenses related to the restructuring. These expenses were primarily for cash payments of severance and employee benefits, majority of which was paid as of December 31, 2024 and less than $0.1 million was recorded in accrued liabilities as of December 31, 2024.

11. Long-Term Debt

Loan Revolver

On November 2, 2022, the Company entered into the 2022 Revolver.

On August 4, 2023, the Company entered into the Amended 2022 Revolver, by and between the Company, as borrower, and SVB, as lender. On September 15, 2025, the Amended 2022 Revolver was extended to February 2, 2026, and on February 5, 2026, the Amended 2022 Revolver was extended to April 2, 2026. The Amended 2022 Revolver provides for a revolving line of credit of up to $10.0 million. The Company is permitted to make interest-only payments on the revolving line of credit through April 2, 2026, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) four and one-half percent (4.50%) and (ii) the “prime rate” as published in The Wall Street

Journal for the relevant period minus one-half percent (0.50%). The Company’s obligations under the Amended 2022 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

Pursuant to the Amended 2022 Revolver, SVB waived filing any legal action or instituting or enforcing any rights and remedies it may have had against the Company in connection with the Company’s failing to maintain all of its operating accounts, depository accounts and excess cash with SVB, as previously required prior to the effectiveness of the Amended 2022 Revolver.

The Amended 2022 Revolver also contains certain financial covenants, including requirements that the Company maintain $20.0 million on account at or through SVB and that the amount of unrestricted and unencumbered cash minus advances under the Amended 2022 Revolver is not less than the amount equal to the greater of (i) $10.0 million or (ii) nine (9) months of cash burn. The Amended 2022 Revolver contains customary representations and warranties, as well as certain non-financial covenants, including limitations on, among other things, the Company’s ability to change the principal nature of its business, dispose of the Company’s business or property, engage in any change of control transaction, merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness or liens, pay dividends or make other distributions on capital stock, redeem the Company’s capital stock, engage in transactions with affiliates or otherwise encumber the Company’s intellectual property, in each case, subject to customary exceptions.

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge.

12. Income Taxes

Loss before income taxes for continuing operations for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Domestic	$(33,343)	$(53,140)
Foreign	—	—
	$(33,343)	$(53,140)

The provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Current tax expense (benefit):
Federal	$—	$—
State	48	—
Foreign	(114)	—
	(66)	—
Deferred tax expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Total tax benefit	$(66)	$—

As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
	2025
	Amount	Percent
Federal statutory income tax rate	$(7,002)	(21.0)%
State income taxes, net of federal benefit (1)	38	0.1
Foreign tax effects	(113)	(0.3)
Tax credits - research and development tax credits	(444)	(1.3)
Change in valuation allowance	6,234	18.7
Nontaxable or nondeductible items
Shortfall on stock option exercises	1,032	3.1
Other	108	0.3
Other	81	0.2
Effective income tax rate	$(66)	(0.2)%
(1)	State taxes in Massachusetts and California made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024, prior to our adoption of ASU 2023-09, is as follows:

Year Ended December 31,
2024
Federal statutory income tax rate	(21.0)%
State income taxes, net of federal benefit	(3.0)
Federal and state research and development tax credits	(2.7)
Nondeductible items	4.4
Change in valuation allowance	22.1
Effective income tax rate	(0.2)%

Income taxes paid, net of refund received, for the continuing operations during the years ended December 31, 2025 consisted of the following (in thousands):

December 31,
2025
U.S. Federal income taxes	$—
U.S. state and local income taxes:	49
Foreign countries
Germany	(115)
Total income taxes refund	$(66)

There were no income taxes paid for the continuing operations during the years ended December 31, 2024.

Significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$36,327	$32,162
Tax credit carryforwards	13,039	12,509
Lease liability	1,114	1,571
Deferred Revenue	2,478	2,234
Amortization	7,616	4,658
Accrued expenses and other	5,568	7,033
Capitalization under Section 174(a)	377	10,295
Total deferred tax assets	66,519	70,462
Deferred tax liabilities:
Right-of-use asset	(1,058)	(1,646)
Total deferred tax liabilities	(1,058)	(1,646)
Valuation allowance	(65,461)	(68,816)
Net deferred tax liabilities	$—	$—

As of December 31, 2025, the Company had gross federal and state operating loss carryforwards of $147.0 million and $94.5 million, respectively. The federal operating loss carryforward may be available to offset future taxable income and begin to expire in 2032, of which $112.6 million of federal gross operating losses do not expire. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.1 million and $4.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2032 and 2030, respectively.

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

The Company conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception through March 31, 2025 and has determined that two historic ownership changes have occurred as defined by Section 382. Both ownership changes are not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

The Company has not conducted a study to document qualified activities for research and development tax credits generated. Such a study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, as of December 31, 2025 and 2024, a full valuation allowance has been established against the net deferred tax assets, except for deferred tax liabilities recorded under our foreign jurisdiction, which amounted to none and $2.0 million as of December 31, 2025 and 2024, respectively.

Changes in the valuation allowance for deferred tax assets related primarily to the change in capitalization under Section 174(a) and net operating loss carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance as of beginning of year	$68,816	$52,825
(Decreases) increases recorded to income tax provision	(3,355)	15,991
Valuation allowance as of end of year	$65,461	$68,816

As of December 31, 2025 and 2024, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2020 to the present; however, carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by federal, state, or local tax authorities if they either have been or will be used in a future period. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. While the Company continues to assess the impact of the tax provisions of the OBBB on our consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on its operations. The impacts of the OBBB are not material to the 2025 consolidated financial statements; however, impacts to future periods will continue to be evaluated.

13. Warrants

As of December 31, 2025 and 2024, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively. The warrants are recorded within stockholders’ equity.

14. Equity

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

15. Stock-Based Compensation

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

2020 Stock Option and Incentive Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on December 17, 2020. The 2020 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2020 Plan is 1,843,771 shares plus the number of shares underlying awards under the 2012 Plan that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased or otherwise become available again for grant under the 2012 Plan. As of December 31, 2025, 298,079 shares remained available for future issuance under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2020 Stock Plan. On January 1, 2026, the number of shares reserved and available for issuance under the 2020 Plan automatically increased by 1,452,875 shares.

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

In December 2025, 40,000 Performance Condition Based PSUs were granted under the 2020 Plan to employees. Each Performance Condition Based PSU is equivalent in value to one share of the Company’s common stock and related to booking targets for the period up to June 2026. On January 1, 2026, 22,744 of these units vested, and the balance remains subject to additional performance conditions.

The maximum payout percentage for all performance-based restricted stock units, including Market Condition Based PSUs and Performance Condition Based PSUs, granted by the Company is 100%.

2020 Employee Stock Purchase Plan

On November 23, 2020, the Company’s board of directors adopted, and on December 11, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on December 17, 2020. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2030, by the least of (i) 307,295 shares of our common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. As of December 31, 2025, 506,338 shares remained available for issuance under the 2020 ESPP. During the year ended December 31, 2025 and 2024, the Company issued 104,804 shares and 161,345 shares, respectively, under the 2020 ESPP plan. On January 1, 2026, the number of shares reserved and available for issuance under the 2020 ESPP did not increase pursuant to the determination of the administrator of the 2020 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.0%	4.2%
Expected volatility	87%	82%
Expected dividend yield	—	—
Expected term (in years)	6	6

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of 2020 ESPP granted:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.1%	4.8%
Expected volatility	125%	71%
Expected dividend yield	—	—
Expected term (in years)	0.5	0.5

The following table summarizes the Company’s option activity for the fiscal year ended December 31, 2025:

		Weighted
		Average	Weighted	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	2,607,362	$7.06	6.5	$451
Granted	483,319	3.93
Exercised	(228,404)	2.10
Forfeited or expired	(137,480)	12.03
Outstanding at end of period	2,724,797	$6.67	6.3	$3,572
Vested and expected to vest at end of period	2,669,113	$6.69	6.3	$3,522
Exercisable at end of period	1,962,758	$7.15	5.4	$2,633

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.8 million and $0.7 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was $2.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.91 per share and $5.06 per share, respectively.

The following table summarizes the Company’s restricted stock units activity for the fiscal year ended December 31, 2025:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at beginning of period	2,591,139	$8.68
Granted	2,214,471	2.71
Vested and released	(864,123)	9.20
Forfeited	(590,550)	8.54
Unvested at end of period	3,350,937	$4.63

The weighted average grant date fair value for RSUs granted for the years ended December 31, 2025 and 2024 was $2.71 and $6.56, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2025 and 2024 was $3.1 million and $3.7 million, respectively.

The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2025 was $9.1 million and the weighted-average period over which this cost is expected to be recognized is 1.9 years.

The following table summarizes the Company’s performance-based restricted stock units activity for the fiscal year ended December 31, 2025:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at beginning of period	105,878	$4.86
Granted	40,000	7.63
Vested and released	(26,042)	5.76
Forfeited	—	—
Unvested at end of period	119,836	$5.59

The weighted average grant date fair value for PSUs granted for the years ended December 31, 2025 and 2024 was $7.63 and $5.76, respectively. The aggregate intrinsic value of the PSUs vested and released for the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

The remaining unrecognized compensation expense for outstanding PSUs as of December 31, 2025 was less than $0.1 million and the weighted-average period over which this cost is expected to be recognized is 0.3 year.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$565	$441
Research and development expenses	2,110	2,044
Selling, general and administrative expenses	7,026	5,948
	$9,701	$8,433

16. Leases

The Company has operating leases for real estate. Lease expiration dates range between 2028 and 2034.

The Company has leases for office space and certain equipment. Some of the leases include options to extend the lease for up to ten years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. All of the leases recorded on the consolidated balance sheets as ROU assets are operating leases.

In July 2025, the Company acquired KAF and entered into an agreement to lease the approximately 11,500 rentable square feet facility in Stamford, Connecticut. The lease commenced in December 2025 for a term of 25 months with total lease costs of approximately $0.4 million.

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

In February 2025, the Company entered into a new operating lease agreement in Massachusetts to relocate the machine shop from the Company’s headquarters to a lower cost location. The new lease is for approximately 3,500 rentable square feet and commenced in March 2025 for a term of 60 months with total lease costs of approximately $0.2 million.

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

The components of lease expense under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,379	$2,030
Short-term lease cost	155	106
Variable lease cost	52	147
	$1,586	$2,283

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,977	$2,021
Operating lease liabilities arising from obtaining right-of-use assets	$2,189	$2,740

The weighted-average remaining lease term and discount rate were as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.25	6.59
Weighted-average discount rate - operating leases	7.5%	8.5%

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

Future annual minimum lease payments under operating leases as of December 31, 2025 are as follows (in thousands):

2026	$1,066
2027	1,095
2028	953
2029	771
2030	457
Thereafter	1,641
Total future minimum lease payments	5,983
Less: imputed interest	(1,355)
Total operating lease liabilities	$4,628

17. Commitments and Contingencies

Operating Leases

The Company’s commitments under its leases are described in Note 16, Leases.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company made contributions of $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Contingent Consideration – Earnout from acquisition of RedWave Technology

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

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

18. Net Income (Loss) per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Net income (loss) per share attribute table to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(33,277)	$(53,140)
Net income (loss) from discontinued operations attributable to common stockholders	52,766	(19,066)
Net income (loss) attributable to common stockholders	$19,489	$(72,206)

Denominator:
Weighted average common shares outstanding - basic and diluted	35,898,542	34,076,321
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.93)	$(1.56)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$1.47	$(0.56)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.54	$(2.12)

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

For periods in which the Company reports a net loss from continuing operations, regardless of net (loss) income from discontinued operation, diluted net (loss) income per share attributable to common stockholders is the same as basic net (loss) income per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the year ended December 31, 2025 and 2024, basic net (loss) income per share is the same as diluted net loss per share.

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

	December 31,
	2025	2024
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,724,797	2,607,362
Performance stock units	119,836	105,878
Restricted stock units	3,350,937	2,591,139
	6,288,273	5,397,082

19. Acquisitions

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

In June 2025, the Company entered into a Master Supply Agreement with an OEM Customer, who is an existing customer of the Company and a customer of KAF. On July 1, 2025, the Company also entered into a short-term nine month lease agreement, which includes extension options under the Company’s control through March 2028, with the KAF owners for the 11,500 rentable square feet building in Stamford, Connecticut. In accordance with ASC 805-10-25-20 through 25-22, these contractual arrangements were accounted separately from the business combination. See Note 16, Leases for further information.

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

In December 2025, the $0.75 million contingent consideration was paid following the satisfaction of the certain operating requirements in accordance with the terms of the asset purchase agreement. See Note 4, Fair Value Measurements, for the measurement of the contingent consideration.

The fair value of standard tools and machinery was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and scrap value, or the market approach which includes adjustments for physical condition of comparable standard tools or machinery sold. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. Intangible assets acquired have a finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

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

The Company may also be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration (see Note 17, Commitments and Contingencies).

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

Year Ended December 31,
2024
Revenue (unaudited)	$52,700
Pre-tax loss from continuing operation (unaudited)	$(52,759)

Supplemental pro forma pre-tax loss for the year ended December 31, 2024 was adjusted to exclude $2.3 million of acquisition-related costs, and include additional $2.9 million of intangible amortization costs.

20. Segment Reporting

The Company has determined that it operates and is managed as one operating segment on a consolidated basis and its Chief Executive Officer is the CODM (see Note 2, Summary of Significant Accounting Policies). The Company’s CODM is regularly provided R&D expenses, sales and marketing expenses, general and administrative expenses and total assets. The Company’s segment performance measure is net income (loss), which is used by our CODM when assessing performance and allocating capital and resources to our business.

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Year Ended December 31,
	2025	2024
Total revenue	$56,197	$47,746
Significant segment expenses(income)
Cost of revenues	27,774	23,246
Research and development	15,575	14,988
Sales and marketing	18,027	18,163
General and administrative	20,501	21,299
Change in fair value of contingent consideration	13,741	(13,216)
Goodwill impairment	—	40,659
Other segment items(1)	(6,144)	(4,253)
Net loss from continuing operations	(33,277)	(53,140)
Net income (loss) from discontinued operations, net of tax(2)	52,766	(19,066)
Net income (loss)	$19,489	$(72,206)
(1)	Includes interest income, interest expense, other expense, net and benefit for income taxes.
(2)	See Note 3, Discontinued Operations and TSA, for further details.

21. Subsequent Events

Grant of Restricted Stock Units and Stock Options under the 2020 Plan

On February 2, 2026, the Company granted 185,384 stock options and 424,074 restricted stock units to employees under the 2020 Stock Plan. The stock options vest over a three-year period. The stock options have an exercise price of $6.19, which was the Company’s closing stock price at the date of grant. The total fair value of these stock options at the grant date was $0.9 million using the Black-Scholes option pricing model, and the value is being amortized as stock compensation expense over the vesting term. The restricted stock units vest over a three-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $2.6 million, which is being amortized as stock compensation expense over the vesting term.

On March 2, 2026, the Company granted 463,840 restricted stock units to employees under the 2020 Stock Plan. The restricted stock units vest over a three-year period. The restricted stock units were valued based on market value of the Company’s closing stock price at the date of grant and had an aggregate fair value of $3.1 million, which is being amortized as stock compensation expense over the vesting term.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report on Internal Control over Financial Reporting. This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting (“ICFR”) since smaller reporting companies with less than $100 million in revenues are not required to obtain a separate attestation of their ICFR from an outside auditor.

Item 9B. Other Information.

On November 17, 2025, Kevin J. Knopp, Ph.D., the Company’s Chief Executive Officer and Director (Principal Executive Officer), adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Dr. Knopp’s trading plan provides for the potential sale of up to 240,000 shares of the Company’s common stock. The trading plan will expire on the earlier of November 16, 2026 and the date when all shares under the trading plan are sold.

On November 24, 2025, Christopher D. Brown, Ph.D., a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Dr. Brown’s trading plan provides for the potential sale of up to 300,000 shares of the Company’s common stock. The trading plan will expire on the earlier of December 31, 2026 and the date when all shares under the trading plan are sold.

On December 9, 2025, Kevin McCallion, Ph.D., the Company’s Vice President of Products and Production, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Dr. McCallion’s trading plan provides for the potential sale of up to 45,438 shares of the Company’s common stock. The trading plan will expire on the earlier of June 30, 2026 and the date when all shares under the trading plan are sold.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 31, 2021)

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
10.4#

Amended and Restated Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)

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

10.10

Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001 039815) filed with the SEC on November 8, 2022)

10.11

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

10.12*

Default Waiver and Second Amendment to Loan and Security Agreement, dated as of March 5, 2026, by and between 908 Devices Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company

10.13#

Form of First Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)

10.14

Equity Purchase Agreement, dated as of April 29, 2024, by and among 908 Devices Inc. and CAM2 Technologies, LLC (d/b/a RedWave Technology), CAM3 HoldCo, LLC, the selling parent entity, and each of the direct and indirect beneficial holders of outstanding equity interests in the selling parent entity (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 8-K (File No. 001-39815) filed with the SEC on April 30,2024)

10.15#

Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Kevin J. Knopp, Ph.D (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)

10.16#

Second Amendment to Executive Employment Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Joseph H. Griffith IV (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)

10.17

Securities and Asset Purchase Agreement, dated as of March 4, 2025, by and among 908 Devices Inc. and Repligen Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on March 4, 2025)

10.18*

Agreement of Lease Between Eagle Road, LLC and CAM2 Technologies, LLC for Premises Located at: 41 Eagle Road, Danbury, Connecticut 06813 dated September 9, 2019, as amended by that certain First Amendment to Agreement of Lease by and between Eagle Road, LLC and CAM2 Technologies, LLC dated March 26, 2021, as further amended by that certain Second Amendment to Lease (Relocation) by and between 360 Danbury Investors, LLC and CAM2 Technologies, LLC dated September 13, 2023, as subsequently assigned from CAM2 Technologies, LLC to 908 Devices Inc. pursuant to that certain Assignment and Assumption of Lease Agreement dated May 29, 2024, and as further amended by that certain Third Amendment to Lease by and between 360 Danbury Investors, LLC and 908 Devices Inc. dated June 4, 2024

10.19#*	2025 Form of Executive Officer Employment Agreement
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-39815) filed with the SEC on March 7, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, PCAOB ID 238
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 8, 2024)

101.INS*	Inline XBRL Instant Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.
*	Filed herewith.
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

908 DEVICES INC.

Date: March 9, 2026	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Knopp, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
Kevin J. Knopp, Ph.D.

/s/ Joseph H. Griffith IV	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2026
Joseph H. Griffith IV

/s/ E. Kevin Hrusovsky	Chairman of the Board of Directors	March 9, 2026
E. Kevin Hrusovsky

/s/ Brandi C. Vann, Ph.D.	Director	March 9, 2026
Brandi C. Vann, Ph.D.

/s/ Christopher D. Brown, Ph.D.	Director	March 9, 2026
Christopher D. Brown, Ph.D.

/s/ Fenel M. Eloi	Director	March 9, 2026
Fenel M. Eloi

/s/ Keith L. Crandell	Director	March 9, 2026
Keith L. Crandell

/s/ Mark Spoto	Director	March 9, 2026
Mark Spoto

/s/ Michele M. Leonhart	Director	March 9, 2026
Michele M. Leonhart

/s/ Tony J. Hunt	Director	March 9, 2026
Tony J. Hunt