Form 10-Q
period 2026-03-31
908 Devices Inc.
filed 2026-05-06
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 37,813,621 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$67,563	$70,517
Marketable securities	44,179	42,453
Accounts receivable, net of allowance for credit losses of $90 and $147 at March 31, 2026 and December 31, 2025	9,865	11,327
Inventory	13,240	12,990
Prepaid expenses and other current assets	7,167	7,272
Total current assets	142,014	144,559
Operating lease, right-of-use assets	4,205	4,397
Property and equipment, net	4,141	4,232
Intangible assets, net	35,679	36,412
Other long-term assets	656	471
Total assets	$186,695	$190,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,415	$1,586
Accrued expenses	4,669	6,838
Deferred revenue	9,470	8,934
Operating lease liabilities	700	681
Contingent consideration	22,406	16,025
Total current liabilities	39,660	34,064
Operating lease liabilities, net of current portion	3,766	3,947
Deferred revenue, net of current portion	9,068	8,331
Other long-term liabilities	30	30
Total liabilities	52,524	46,372
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,413,853 shares and 36,321,866 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	37	36
Additional paid-in capital	369,403	366,925
Accumulated other comprehensive income	2	54
Accumulated deficit	(235,271)	(223,316)
Total stockholders' equity	134,171	143,699
Total liabilities and stockholders' equity	$186,695	$190,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$10,737	$8,529
Service and contract revenue	2,644	3,248
Total revenue	13,381	11,777
Cost of revenue:
Product cost of revenue	5,160	4,725
Service and contract cost of revenue	1,339	1,511
Total cost of revenue	6,499	6,236
Gross profit	6,882	5,541
Operating expenses:
Research and development	3,471	3,829
Selling, general and administrative	9,914	10,239
Change in fair value of contingent consideration	6,381	2,499
Total operating expenses	19,766	16,567
Loss from continuing operations	(12,884)	(11,026)
Other income, net:
Interest income	936	816
Income from transition services agreement, net	—	406
Other expense, net	(7)	(33)
Total other income, net	929	1,189
Net loss from continuing operations	(11,955)	(9,837)
Net income from discontinued operations, net of tax	—	53,440
Net income (loss) attributable to common stockholders	$(11,955)	$43,603
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.28)
Net income from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$1.51
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.32)	$1.23
Weighted average common shares outstanding
Basic and diluted	36,818,652	35,386,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(11,955)	$43,603
Other comprehensive loss
Foreign currency translation adjustment	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	(1,125)
Unrealized loss on marketable securities, net of tax of $0	(52)	(16)
Total other comprehensive loss	$(52)	$(1,148)
Comprehensive income (loss)	$(12,007)	$42,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	36,321,866	$36	$366,925	$54	$(223,316)	$143,699
Issuance of common stock upon exercise of stock options	53,195	—	80	—	—	80
Stock-based compensation expense	—	—	2,399	—	—	2,399
Vesting of restricted stock units	1,038,792	1	(1)	—	—	—
Net loss	—	—	—	—	(11,955)	(11,955)
Unrealized loss on marketable securities	—	—	—	(52)	—	(52)
Balances at March 31, 2026	37,413,853	$37	$369,403	$2	$(235,271)	$134,171

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(11,955)	$43,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,139	1,291
Stock-based compensation expense	2,399	2,365
Provision for inventory obsolescence	(13)	109
Net amortization of premiums and accretion of discounts on marketable securities	173	(177)
Gain on sale of Desktop Portfolio, net of transaction costs	—	(56,599)
Provision for credit losses	(57)	20
Change in fair value of contingent consideration	6,381	2,499
Amortization of debt issuance costs	10	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	1,519	4,612
Inventory	(512)	(2,092)
Prepaid expenses and other current assets	105	(539)
Other long-term assets	(74)	(3,306)
Accounts payable and accrued expenses	787	(5,600)
Deferred revenue	1,273	(1,198)
Right-of-use operating lease assets	192	526
Operating lease liabilities	(162)	(533)
Net cash provided by (used in) operating activities	1,205	(15,019)
Cash flows from investing activities:
Purchases of property and equipment	(40)	(159)
Purchases of marketable securities	(18,348)	(24,320)
Proceeds from sale of Desktop Portfolio	—	69,917
Proceeds from maturities of marketable securities	16,397	4,875
Net cash provided by (used in) investing activities	(1,991)	50,313
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(2,127)	(201)
Proceeds from issuance of common stock	80	12
Payment of deferred financing costs	(121)	—
Net cash used in financing activities	(2,168)	(189)
Effect of foreign exchange rate changes on cash and cash equivalents	—	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,954)	35,132
Cash, cash equivalents and restricted cash at beginning of period	70,592	44,203
Cash, cash equivalents and restricted cash at end of period	$67,638	$79,335
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$—	$31
Transfers of inventory to property and equipment	$275	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,563	$79,164
Restricted cash included in prepaid expenses and other current assets	—	111
Restricted cash included in other long-term assets	75	60
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$67,638	$79,335

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

Acquisitions

The Company acquired KAF Manufacturing Company, Inc. (“KAF”), located in Stamford, Connecticut in July 2025. KAF is a precision machining company focused on providing precision components, diamond-turned optics and components for laboratory and medical instrument original equipment manufacturers and for the aerospace industry. This acquisition provided the Company with strength and sustainability over its supply chain for critical Fourier Transform Infrared (“FTIR”) components. See Note 15, Acquisitions, for further information.

Divestment of Desktop Portfolio

The Company sold its wholly-owned subsidiary, 908 Devices GmbH and certain liabilities and specified assets of the Company which together constituted the entirety of the Company’s portfolio of desktop devices used in the field of bioprocessing Process Analytical Technology (the “Desktop Portfolio”) to Repligen Corporation and Repligen GmbH (“Repligen Corporation” or “Repligen”) on March 4, 2025 (the “Closing Date”). See Note 3, Discontinued Operation, for further information.

On the Closing Date, the Company entered into a Transition Services Agreement (the “TSA”) with Repligen, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the Desktop Portfolio. Under the TSA, the Company provided certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and will maintain the personnel and facilities required to provide such services for the duration specified for each such service. Repligen has agreed to pay the Company for certain costs of the transition services performed by the Company under the TSA and these services are recorded within Other Income, net in the Company’s condensed consolidated statement of operations.

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

The Company incurred certain significant costs relating to the divesture, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through March 31, 2025, these costs amounted to approximately $4.0 million and are included within the net income (loss) from discontinued operations, net of tax line item on the Company's condensed consolidated statement of operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $12.0 million for the three months ended March 31, 2026 and $33.3 million for the year ended December 31, 2025. As of March 31, 2026, the Company had an accumulated deficit of $235.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, marketable securities and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation and CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”). All intercompany balances and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 and statements of stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 have been made. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. One customer represented 14% of total revenue for the three months ended March 31, 2026 and three customers represented 14%, 13% and 10% of total revenue for the three months ended March 31, 2025. As of March 31, 2026, two customers accounted for 24% and 23% of gross accounts receivable, respectively. As of December 31, 2025, one customer accounted for 34% of gross accounts receivable.

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

Balance as of December 31, 2025	$147
Current period change for expected credit loss	—
Deduction / recoveries collected	(57)
Balance as of March 31, 2026	$90

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Device sales revenue	$9,360	$7,411
Recurring revenue	4,021	4,303
Contract revenue	—	63
Total revenue	$13,381	$11,777

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Handheld product and service revenue	$12,749	$10,936
Program product and service revenue	—	154
OEM and funded partnership revenue	632	687
Total revenue	$13,381	$11,777

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
United States federal and defense	$3,259	$1,729
United States state authorities and local municipalities	6,775	4,687
Rest of world national and provincial organizations	2,715	4,674
Global pharmaceutical, industrial and other	632	687
Total revenue	$13,381	$11,777

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$10,598	$7,012
Europe, Middle East and Africa	1,128	4,454
Asia Pacific	580	181
Americas other	1,075	130
Total revenue	$13,381	$11,777

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF. The OEM Customer committed to $6.6 million of orders over the initial three years with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply Agreement. As of March 31, 2026, $0.6 million of the upfront payment is recorded in deferred revenue and deferred revenue, net of current portion.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Three Months Ended March 31,
	2026	2025
Balances at beginning of period	$17,265	$20,630
Recognition of revenue included in balance at beginning of the period	(2,496)	(3,144)
Revenue deferred during the period, net of revenue recognized	3,769	1,758
Balances at end of period	$18,538	$19,244

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	March 31,	December 31,
	2026	2025
Deferred revenue expected to be recognized in:
One year or less	$9,470	$8,934
One to two years	4,483	4,295
Three years and beyond	4,585	4,036
	$18,538	$17,265

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. The Company adopted ASU 2025-05 in the first quarter of 2026 and applied it prospectively, with no material impact on its consolidated financial statements.

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

The related assets and liabilities of the Desktop Portfolio were classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the Desktop Portfolio as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

As of March 31, 2026 and December 31, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

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

For the three months ended March 31, 2026 and 2025, the Company recognized no gain and a $56.6 million gain, net of tax, respectively, within net income from discontinued operations on the Company’s condensed consolidated statements of operations.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

Three Months Ended March 31,
2025
Revenue:
Product revenue	$612
Service and contract revenue	464
Total revenue	1,076
Cost of revenue:
Product cost of revenue	571
Service and contract cost of revenue	340
Total cost of revenue	911
Gross profit	165
Operating expenses:
Research and development	1,576
Selling, general and administrative	1,668
Total operating expenses	3,244
Other income (expense), net:
Gain on divesture	56,598
Other expense, net:	(95)
Total other income, net:	56,503
Income from discontinued operations before income taxes	$53,424
Provision for income taxes	16
Net income from discontinued operations, net of tax	$53,440

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company provided certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and maintained the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included as income from transition services agreement, net under other income, net. The majority of the services and obligations under the TSA were concluded as of the third quarter of 2025.

As of March 31, 2026, Repligen owes the Company $0.4 million related to the payments and collection services provided under the TSA as of March 31, 2026.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. For the three months ended March 31, 2025, capital expenditures related to the Desktop Portfolio were less than $0.1 million. Depreciation and amortization expense related to the Desktop Portfolio for the same period was $0.3 million. Share based compensation expense for the same period was $0.1 million. Excluding the gain of $56.6 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$21,941	$—	$—	$21,941
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	44,179	—	44,179
Total assets measured at fair value	$21,941	$44,179	$—	$66,120
Other current liabilities:
Acquisition-related contingent consideration	—	—	22,406	22,406
Total liabilities measured at fair value	$—	$—	$22,406	$22,406

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$30,040	$—	$—	$30,040
Marketable securities - U.S. Treasury securities due in 3 - 12 months	—	42,453	—	42,453
Total assets measured at fair value	$30,040	$42,453	$—	$72,493
Other current liabilities:
Acquisition-related contingent consideration	—	—	16,025	16,025
Total liabilities measured at fair value	$—	$—	$16,025	$16,025

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2026 or 2025.

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

As of March 31, 2026, the fair value of the contingent consideration related to the acquisition of RedWave was estimated utilizing revenue recognized from May 1, 2024 through March 31, 2026, projected revenue for April 2026, projected backlog expected as of April 30, 2026 and the closing price of the Company’s common stock of $6.12 per share as of March 31, 2026.

The Company achieved the minimum threshold of the sale of certain RedWave products and services as of March 31, 2026. The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2025	$16,025
Increase in fair value of contingent consideration earnouts	6,381
Balance as of March 31, 2026	$22,406

The change in the fair value of contingent consideration liability is included in loss from continuing operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$44,177	$2	$—	$—	$44,179

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$42,399	$54	$—	$—	$42,453

The Company purchased a total of approximately $18.3 million of U.S. treasury securities for the three months ended March 31, 2026. The U.S. treasury securities that matured during the three months ended March 31, 2026 were approximately $16.4 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$9,658	$9,560
Work-in-progress	1,443	988
Finished goods	2,139	2,442
	$13,240	$12,990

During the three months ended March 31, 2026 and 2025, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $0.3 million and none, respectively.

7. Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	March 31, 2026
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(657)	$2,465
Developed Technology	38,080	(4,866)	33,214
	$41,202	$(5,523)	$35,679

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(559)	$2,563
Developed Technology	38,080	(4,231)	33,849
	$41,202	$(4,790)	$36,412

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	March 31,
	2026	2025
Cost of revenue	$635	$635
Selling, general and administrative expenses	98	78
	$733	$713

Estimated future amortization expense for the intangible assets as of March 31, 2026 are as following (in thousands):

2026	$2,197
2027	2,929
2028	2,929
2029	2,929
2030	2,929
Thereafter	21,766
$35,679

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$2,402	$4,877
Accrued warranty	875	819
Accrued professional fees	557	451
Accrued other	835	691
	$4,669	$6,838

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrual balance at beginning of period	$819	$876
Provision for new warranties	351	270
Settlements and adjustments made during the period	(295)	(336)
Accrual balance at end of period	$875	$810

9. Restructuring

In June 2025, the Company abandoned its Boston facility in connection with transitioning manufacturing operations from Boston, Massachusetts to Danbury, Connecticut and moved its corporate headquarters to Burlington, Massachusetts. The Company had no intention to sublease or utilize the space for the remaining lease term, resulting in the right-use assets to be abandoned. The Company recorded a $1.0 million restructuring charge for the lease abandonment, including its remaining right-of-use asset, utilities and other costs. The Company made full payment of such charges in June 2025, including the rents. The organizational and facility restructurings were substantially completed in June 2025.

10. Long-Term Debt

Loan Revolver

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance is drawn from the revolving line of credit as of March 31, 2026.

11. Equity and Net Income (Loss) per Share

Equity

As of March 31, 2026, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of March 31, 2026, and December 31, 2025, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively. The warrants are recorded within stockholders’ equity.

Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss) per share attribute table to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(11,955)	$(9,837)
Net income from discontinued operations attributable to common stockholders	—	53,440
Net income (loss) attributable to common stockholders	$(11,955)	$43,603

Denominator:
Weighted average common shares outstanding - basic and diluted	36,818,652	35,386,483
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.28)
Net income from discontinued operations per share attributable to common stockholders, basic and diluted	$-	$1.51
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.32)	$1.23

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

For periods in which the Company reports a net loss from continuing operations, regardless of net (loss) income from discontinued operation, diluted net (loss) income per share attributable to common stockholders is the same as basic net (loss) income per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the three months ended March 31, 2026 and 2025, basic net (loss) income per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 as the impact of including such common stock equivalents would have been anti-dilutive:

	March 31,
	2026	2025
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,856,236	2,817,372
Performance stock units	43,298	79,836
Restricted stock units	3,175,500	3,422,378
Shares to be issued for earnout achievement - RedWave acquisition	2,032,733	—
	8,200,470	6,412,289

12. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$155	$116
Research and development expenses	455	565
Selling, general and administrative expenses	1,789	1,539
	$2,399	$2,220

As of March 31, 2026, there was $12.0 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.2 years.

The maximum payout percentage for all performance-based restricted stock units, including Market Condition Based PSUs and Performance Condition Based PSUs, granted by the Company is 100%.

As of March 31, 2026, there was less than $0.1 million of unrecognized compensation cost related to unvested Market Condition Based PSUs and Performance Condition Based PSUs that is expected to be recognized over a weighted average period of 0.1 years.

2026 Inducement Plan

In February 2026, the Company adopted the 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted by board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4) (Rule 5635(c)4)). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and RSUs, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 1,000,000 shares of common stock were reserved for issuance under the Inducement Plan. No shares were granted under the Inducement Plan during the three months ended March 31, 2026.

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

For additional information, read Note 16, Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2025.

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$251	$558
Short-term lease cost	7	26
Variable lease cost	—	23
	$258	$607

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$251	$564
Operating lease liabilities arising from obtaining right-of-use assets	$—	$173

The weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term - operating leases (in years)	6.08	6.95
Weighted-average discount rate - operating leases	7.5%	8.3%

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

Future annual minimum lease payments under operating leases as of March 31, 2026 are as follows (in thousands):

2026	$759
2027	1,073
2028	951
2029	768
2030	455
Thereafter	1,729
Total future minimum lease payments	5,735
Less: imputed interest	(1,269)
Total operating lease liabilities	$4,466

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. During the three months ended March 31, 2026 and 2025, the Company made $0.2 million and $0.2 million, respectively, in contributions to the plan.

Contingent Consideration – Earnouts

Earnouts from acquisition of RedWave Technology

The Company may be obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration to the Beneficial Sellers in connection with the acquisition of RedWave, based on the amount of revenue the Company generates from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026, as set forth in more detail in the Purchase Agreement. If the earnout revenue achieved during the period is at least $37 million, which was met as of March 31, 2026, the Company will be obligated to issue at least 1,000,000 contingent shares. The number of additional contingent shares will be increased based on the amount of earnout revenue achieved during the period, up to a maximum of 4,000,000 contingent shares for earnout revenue equal to or greater than $45 million. The earnout revenue also may include certain qualified bookings credit, as defined in the Purchase Agreement, for certain RedWave products in the event that earnout revenue is otherwise above $37 million. No contingent shares will be issued if the earnout revenue achieved during the period is less than $37 million. See Note 4, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026.

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

In June 2025, the Company entered into a Master Supply Agreement with an OEM Customer, who is an existing customer of the Company and a customer of KAF. On July 1, 2025, the Company also entered into a lease agreement, which includes extension options under the Company’s control through March 2028, with the KAF owners for the 11,500 rentable square feet building in Stamford, Connecticut. In accordance with ASC 805-10-25-20 through 25-22, these contractual arrangements were accounted separately from the business combination. See Note 13, Leases for further information.

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

The fair value of standard tools and machinery was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and scrap value, or the market approach which includes adjustments for physical condition of comparable standard tools or machinery sold. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. Intangible assets acquired have finite life and are amortized per our accounting policy. See Part II, Item 8, Summary of Significant Accounting Policies, of our 2025 Form 10-K, for the amortization periods.

16. Segment Reporting

The Company has determined that it operates and is managed as one operating segment on a consolidated basis and its Chief Executive Officer is the CODM (see Part II, Item 8 of our 2025 Form 10-K). The Company’s CODM is regularly provided with research and development expenses, sales and marketing expenses, general and administrative expenses and total assets. The Company’s segment performance measure is net income (loss), which is used by our CODM when assessing performance and allocating capital and resources to our business.

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$13,381	$11,777
Significant segment expenses (income)
Cost of revenues	6,499	6,236
Research and development	3,471	3,829
Sales and marketing	4,267	4,879
General and administrative	5,647	5,360
Change in fair value of contingent consideration	6,381	2,499
Other segment items(1)	(929)	(1,189)
Net loss from continuing operations	(11,955)	(9,837)
Net income from discontinued operations, net of tax(2)	—	53,440
Net income (loss) attributable to common stockholders	$(11,955)	$43,603
(1)Includes interest income, interest expense, other expense, net and income from TSA, net.
(2)See Note 3, Discontinued Operations and TSA, for further details.

17. Subsequent events

Acquisition of NIRLAB SA

On May 4, 2026 (the “Closing Date”), the Company completed its acquisition of NIRLAB SA, a corporation organized under the laws of Switzerland (“NIRLAB”), and its wholly owned subsidiary, NIRLAB Forensics Sàrl, a limited liability company organized under the laws of Switzerland (together with NIRLAB, the “NIRLAB Group”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) with Florentin Coppey, Pierre Esseiva, Matteo Delbrück, Parkview Invest AG and Matthieu Girod (each a “Seller” and collectively, the “Sellers”) and NIRLAB. The NIRLAB Group develops near-infrared spectroscopy solutions for instant material identification. Under the Purchase Agreement, the Sellers sold all outstanding registered shares of NIRLAB (the "NIRLAB Shares"), constituting the entire issued share capital of NIRLAB, to the Company.

Pursuant to the Purchase Agreement, the Sellers agreed to sell and transfer to the Company, on the Closing Date, all of the issued and outstanding NIRLAB Shares in exchange for a preliminary consideration payable by the Company on the Closing Date with a headline price of $15,000,000, comprised of (x) $13,000,000 in cash (the “Cash Consideration”) and (y) 293,368 shares of common stock of the Company, par value $0.001 per share (the “Stock Consideration”).

The Cash Consideration is subject to customary adjustments. The Company withheld $1,300,000 of the Cash Consideration and 10% of the Stock Consideration (together, the “General Holdback Amount”) to secure the Sellers’ post-closing obligations under the Purchase Agreement. Subject to any outstanding claims, the General Holdback Amount shall be released to the Sellers twelve (12) months after the Closing Date.

The Company will account for the acquisition of NIRLAB as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets of NIRLAB will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

As of May 6, 2026, the preliminary purchase price allocation related to the acquisition of NIRLAB is incomplete due to timing of the acquisition. The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 9, 2026, or the 2025 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1.A. Risk Factors” section of our 2025 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $13.4 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively, and incurred net losses from continuing operations of $12.0 million and $9.8 million for those same periods. As of March 31, 2026, we had an accumulated deficit of $235.3 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We are closely monitoring continued economic uncertainty in the United States and abroad, including volatility in the global markets and the rise and fluctuations in inflation and interest rates. These developments and the potential worsening of other macroeconomic conditions present risks for us, and our suppliers and customers. For example, general inflation in the United States, Europe, the Middle East and other geographies has recently been at levels not experienced in recent decades, which has led to higher prices for our raw materials and other inputs, as well as higher salaries and travel expenses, which could continue to negatively impact our business by increasing our cost of sales and operating expenses. General inflation could also negatively impact our business if it leads to spending pressure and decreased available capital for our customers to deploy to purchase our products and services.

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

We are closely monitoring the ongoing military conflict between Russia and Ukraine and the conflicts in the Middle East. Although we do not directly source any material products or supplies from Russia, Ukraine or the Middle East, our customers in Europe and the Middle East could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.

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

For further discussion of the possible impacts of these global factors and other risks on our business, see Part I, Item 1A, “Risk Factors,” of our 2025 Form 10-K.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 30% and 37% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Recurring revenue is primarily from service revenue and accessories. Consumable revenue is mainly related to single-use swab samplers for MX908 to be used in liquid and solid materials analysis, but there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, XplorIR and VipIR do not have consumables.

Revenue mix and gross margin

Our revenue is derived from sales of our devices, consumables, accessories and services. There will be fluctuations in the mix between devices and recurring from period-to-period. Over time, as our device installed base grows, we expect service revenue to constitute a larger percentage of total revenue, provided that our customers remain under a service contract. However, the percentage will be subject to fluctuation based upon our handheld sales in a period. In addition, our selling price and, consequently, our margins, are higher for those devices and recurring revenue that we sell directly to customers as compared to those that we sell through channel partners. While we expect the mix of direct sales as compared to sales through channel partners to remain relatively constant in the near term, we may consider increasing our direct sales capabilities in certain geographies based upon identified opportunities.

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

During the three months ended March 31, 2026 and 2025, our product placements (units recognized as revenue) were as follows:

	Three Months Ended March 31,
	2026	2025
Product Placements:
Handheld	167	157

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-period number of product placements.

Our cumulative product placements consist of the following number of devices:

	March 31,
	2026	2025
Cumulative Product Placements:
Handheld	3,903	3,172

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories and services. Device sales accounted for 70% and 63% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. Recurring revenue accounted for 30% and 37% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. Our current device offerings include MX908, ThreatID, ProtectIR, XplorIR, VipIR and AVCAD components.

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

During the three months ended March 31, 2026 and 2025, our revenue was comprised of revenue from the following sources:

	Three Months Ended March 31,
	2026	2025
Revenue:
Device sales revenue	$9,360	$7,411
Recurring revenue	4,021	4,303
Contract revenue	—	63
Total revenue	$13,381	$11,777

Our product and service revenue is comprised of sales of our devices and related consumables, accessories and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended March 31,
	2026	2025
United States federal and defense	$3,259	$1,729
United States state authorities and local municipalities	6,775	4,687
Rest of world national and provincial organizations	2,715	4,674
Global pharmaceutical, industrial and other	632	687
Total revenue	$13,381	$11,777

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

Income from transition services agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. In addition, the TSA by and between the Company and Repligen, dated as of March 4, 2025, or the TSA, provided Repligen with access to the Company’s former facility in Boston, Massachusetts. The services and obligations under the TSA were substantially completed, and access to the Company’s facility was terminated, as of June 30, 2025. The Company is continuing to provide certain general and administrative functions under the TSA.

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

Utilization of the net operating loss and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through March, 2025 would limit or otherwise restrict its ability to utilize these net operating loss and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after March 2025 could affect the limitation in future years. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.

Results of Operations

Unless otherwise noted, all amounts included below relate to continuing operations. The results of operations from the Desktop Portfolio are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this presentation.

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue	$10,737	$8,529	$2,208
Service and contract revenue	2,644	3,248	(604)
Total revenue	13,381	11,777	1,604
Cost of revenue:
Product cost of revenue	5,160	4,725	435
Service and contract cost of revenue	1,339	1,511	(172)
Total cost of revenue	6,499	6,236	263
Gross profit	6,882	5,541	1,341
Operating expenses:
Research and development	3,471	3,829	(358)
Selling, general and administrative	9,914	10,239	(325)
Change in fair value of contingent consideration	6,381	2,499	3,882
Total operating expenses	19,766	16,567	3,199
Loss from operations	(12,884)	(11,026)	(1,858)
Other income, net:
Interest income	936	816	120
Income from transition services agreement, net	—	406	(406)
Other expense, net	(7)	(33)	26
Total other income, net	929	1,189	(260)
Net loss from continuing operations	$(11,955)	$(9,837)	$(2,118)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related accessories, software and consumables as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Product revenue	$10,737	$8,529	$2,208	26%
Product cost of revenue	5,160	4,725	435	9%
Gross profit	$5,577	$3,804	$1,773	47%
Gross profit margin	52%	45%	7%

Product revenue increased by $2.2 million, or 26%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily related to a $1.3 million increase in product revenue from our mass spec products related to higher device shipments in the quarter within our federal and defense and state and local customers. The increase was also related to an increase of $0.9 million related to our FTIR products, driven by our VipIR placements, offset in part by a decrease in international shipments of our ProtectIR product.

Product cost of revenue increased by $0.4 million, or 9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in product cost of revenue was primarily related to a $0.7 million increase in shipments and related warranty costs and $0.3 million in personnel related costs related to our acquired precision machining shop in July 2025, offset in part by $0.3 million in lower facility related costs, $0.2 million in reduction in charges for excess and obsolete inventory and a $0.2 million reduction in all other manufacturing costs.

Product gross profit increased by $1.8 million, or 47%, and gross profit margin increased by seven percentage points for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increased product gross profit was primarily due to the higher product revenue volume, a shift in channel mix with less international product sales that are at a lower gross margin, as well as the decreased facility costs related to the shutdown of the Boston facility as of June 30, 2025 and lower operating costs for the three months ended March 31, 2026, which drove the increase in gross profit margin.

Service and contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans and customer training as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Service and contract revenue	$2,644	$3,248	$(604)	(19)%
Service and contract cost of revenue	1,339	1,511	(172)	(11)%
Gross profit	$1,305	$1,737	$(432)	(25)%
Gross profit margin	49%	53%	(4)%

Service and contract revenue decreased by $0.6 million, or 19%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily related to a $0.7 million decrease in extended service contracts for MX908 devices mainly related to a funding-related pause in service coverage by a United States defense customer which began to impact our service revenues in the fourth quarter of 2025. The decrease was offset in part by a $0.2 million increase in service revenue related to our FTIR products. Contract revenue for the three months ended March 31, 2026 was zero compared to $0.1 million in the three months ended March 31, 2025.

Service and contract cost of revenue decreased by $0.2 million, or 11%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. There was a decrease in service cost of revenue of $0.1 million and a decrease of $0.1 million in contract cost of revenue during the three months ended March 31, 2026. The decrease in service cost of revenue was primarily related to a reduction in third party contractors and materials spent on extended service contracts during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Service and contract gross profit decreased by $0.4 million, or 25%, and gross profit margin decreased by four percentage points for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a decrease in service volume related to extended service contracts, resulting in reduced leverage of our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development expenses	$3,471	$3,829	$(358)	(9)%
Percentage of total revenue	26%	33%

Our research and development expenses were $3.5 million for the three months ended March 31, 2026, a decrease of $0.4 million from research and development expenses of $3.8 million for the three months ended March 31, 2025. The decrease was primarily due to a $0.4 million reduction in facility costs related to the shutdown of the Boston facility as of June 30, 2025.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$9,914	$10,239	$(325)	(3)%
Percentage of total revenue	74%	87%

Our selling, general and administrative expenses were $9.9 million for the three months ended March 31, 2026, a decrease of $0.3 million from selling, general and administrative expenses of $10.2 million for the three months ended March 31, 2025. The decrease was due primarily to a $0.6 million charge for transaction bonuses earned in connection with the sale of the Desktop Portfolio in the three months ended March 31, 2025 and a net decrease in all other expenses of $0.2 million, offset in part by $0.4 million in higher legal costs incurred with the NIRLAB acquisition during the three months ended March 31, 2026.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $6.4 million for the three months ended March 31, 2026, an increase of $3.9 million, compared to the $2.5 million charge in the three months ended March 31, 2025. The increase in fair value was primarily due to the increase in the Company’s publicly quoted share price during the three months ended March 31, 2026 and to a lesser extent an increase in the projections for FTIR revenue.

Other Income

Interest income

Interest income increased by $0.1 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The increase was due to the higher cash, cash equivalent and marketable securities balances, primarily due to the average balance during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, offset in part by lower interest rates.

Income from transition services agreement, net

Income from the transition services agreement, net was zero for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025.

Other expense (income), net

Other expense, net for the three months ended March 31, 2026 did not change materially from the three months ended March 31, 2025 to the three months ended March 31, 2026.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $111.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance has been drawn from the revolving line of credit as of March 31, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$1,205	$(15,019)
Cash provided by (used in) investing activities	(1,991)	50,313
Cash used in financing activities	(2,168)	(189)
Effect of foreign exchange rate changes on cash and cash equivalents	—	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,954)	$35,132

Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $1.2 million, primarily resulting from noncash items of $10.2 million and inflows from our operating assets and liabilities of $3.0 million, partially offset by our net loss of $11.9 million. Noncash items consisted primarily of a $6.4 million increase from the change in fair value of contingent consideration and a $2.4 million increase from stock-based compensation expense. Inflows from our operating assets and liabilities of $3.0 million consisted primarily of a $1.5 million increase from changes in accounts receivable, a $1.3 million increase from deferred revenue, and a $0.8 million increase from accounts payable and accrued expenses, partially offset by a $0.5 million decrease from changes in inventory.

During the three months ended March 31, 2025, net cash used in operating activities was $15.0 million, primarily resulting from noncash charges of $50.5 million and net cash used in changes in our operating assets and liabilities of $8.1 million, partially offset by our net income of $43.6 million. Noncash charges consisted primarily of a $56.6 million increase from the gain on sale of our Desktop Portfolio, net of transaction costs, partially offset by a $2.5 million increase from the change in fair value of contingent consideration. Net cash used in changes in our operating assets and liabilities of $8.1 million consisted primarily of a $5.6 million decrease from changes in accounts payable and accrued expenses, a $3.3 million decrease from changes in other long-term assets and a $2.1 million decrease from changes in inventory, partially offset by a $4.6 million increase from changes in account receivable, net.

Investing Activities

During the three months ended March 31, 2026, net cash used by investing activities was $2.0 million, due primarily to $18.3 million in purchases of marketable securities, partially offset by $16.4 million of proceeds from the maturity of marketable securities.

During the three months ended March 31, 2025, net cash provided by investing activities was $50.3 million, due primarily to a $69.9 million of proceeds from the sale of the Desktop Portfolio and $4.9 million of proceeds from the maturity of marketable securities, partially offset by $24.3 million in purchases of marketable securities.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 was $2.2 million, consisting primarily of payments for withholding taxes on vested equity awards and $0.1 million of payments for debt financing costs, net of proceeds from issuances of common stock.

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

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report. There were no significant changes to our critical accounting policies for the three months ended March 31, 2026.

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

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10 Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10 Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. A detailed discussion of the risks that affect our business is included in the section titled “Item 1A. Risk Factors” of the 2025 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2026 from those discussed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the quarter ended March 31, 2026, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on November 25, 2020)

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-250954) filed with the SEC on December 14, 2020)

10.1

Default Waiver and Second Amendment to Loan and Security Agreement, dated as of March 5, 2026, by and between 908 Devices Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-K (File No. 001-39815) filed with the SEC on March 9, 2026)

10.2

908 Devices Inc. 2026 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-294129) filed with the SEC on March 9, 2026)

31.1	Certification of Principal Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
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

908 DEVICES INC.

Date: May 6, 2026	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)