Form 10-Q
period 2026-06-30
908 Devices Inc.
filed 2026-08-11
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 41,333,705 shares of common stock, $0.001 par value per share, issued and outstanding.

908 DEVICES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We own various trademark registrations and applications, and unregistered trademarks, including MX908, ThreatID, ProtectIR, XplorIR, VipIR, NIRLab, 908 Devices and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ®,™ or RTM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,019	$70,517
Marketable securities	38,512	42,453
Accounts receivable, net of allowance for credit losses of $90 and $147 at June 30, 2026 and December 31, 2025	11,710	11,327
Inventory	14,372	12,990
Prepaid expenses and other current assets	4,407	7,272
Total current assets	132,020	144,559
Operating lease, right-of-use assets	4,009	4,397
Property and equipment, net	4,605	4,232
Goodwill	11,055	—
Intangible assets, net	45,115	36,412
Other long-term assets	734	471
Total assets	$197,538	$190,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,711	$1,586
Accrued expenses	5,761	6,838
Deferred revenue	10,711	8,934
Operating lease liabilities	716	681
Contingent consideration	27,957	16,025
Other current liabilities	1,566	—
Total current liabilities	49,422	34,064
Operating lease liabilities, net of current portion	3,582	3,947
Deferred revenue, net of current portion	11,012	8,331
Deferred tax liabilities	881	—
Contingent consideration, net of current portion	5,860	—
Other long-term liabilities	15	30
Total liabilities	70,772	46,372
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,059,008 shares and 36,321,866 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	38	36
Additional paid-in capital	374,623	366,925
Accumulated other comprehensive income (loss)	(730)	54
Accumulated deficit	(247,165)	(223,316)
Total stockholders' equity	126,766	143,699
Total liabilities and stockholders' equity	$197,538	$190,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$12,974	$9,577	$23,711	$18,106
Service and contract revenue	3,100	3,458	5,745	6,707
Total revenue	16,074	13,035	29,456	24,813
Cost of revenue:
Product cost of revenue	6,412	5,323	11,573	10,048
Service and contract cost of revenue	1,319	1,339	2,658	2,850
Total cost of revenue	7,731	6,662	14,231	12,898
Gross profit	8,343	6,373	15,225	11,915
Operating expenses:
Research and development	3,598	4,405	7,069	8,234
Selling, general and administrative	11,112	10,337	21,027	20,576
Change in fair value of contingent consideration	6,442	6,792	12,823	9,291
Total operating expenses	21,152	21,534	40,919	38,101
Loss from continuing operations	(12,809)	(15,161)	(25,694)	(26,186)
Other income, net:
Interest income	938	1,196	1,874	2,012
Income from transition services agreement, net	—	1,236	—	1,642
Other expense, net	(77)	(108)	(83)	(142)
Total other income, net	861	2,324	1,791	3,512
Loss from continuing operations before income taxes	(11,948)	(12,837)	(23,903)	(22,674)
Income tax benefit (expense), net	54	(71)	54	(71)
Net loss from continuing operations	$(11,894)	$(12,908)	$(23,849)	$(22,745)
Net income (loss) from discontinued operations, net of tax	—	(398)	—	53,042
Net income (loss) attributable to common stockholders	$(11,894)	$(13,306)	$(23,849)	$30,297
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.36)	$(0.64)	$(0.64)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$(0.01)	$—	$1.49
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.37)	$(0.64)	$0.85
Weighted average common shares outstanding
Basic and diluted	37,727,668	35,877,947	37,275,671	35,633,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(11,894)	$(13,306)	$(23,849)	$30,297
Other comprehensive loss
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)
Foreign currency translation adjustments	(689)	—	(689)	(7)
Unrealized loss on marketable securities, net of tax of $0	(43)	(14)	(95)	(30)
Total other comprehensive loss	$(732)	$(14)	$(784)	$(1,162)
Comprehensive income (loss)	$(12,626)	$(13,320)	$(24,633)	$29,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	36,321,866	$36	$366,925	$54	$(223,316)	$143,699
Issuance of common stock upon exercise of stock options	53,195	—	80	—	—	80
Stock-based compensation expense	—	—	2,399	—	—	2,399
Vesting of restricted stock units	1,038,792	1	(1)	—	—	—
Net loss	—	—	—	—	(11,955)	(11,955)
Unrealized loss on marketable securities	—	—	—	(52)	—	(52)
Balances at March 31, 2026	37,413,853	$37	$369,403	$2	$(235,271)	$134,171
Issuance of common stock upon exercise of stock options	164,686	—	992	—	—	992
Stock-based compensation expense	—	—	2,313	—	—	2,313
Issuance of common stock pursuant to the acquisition of NIRLAB	263,472	1	1,725	—	—	1,726
Issuance of common stock upon ESPP purchase	32,699	—	190	—	—	190
Vesting of restricted stock units	184,298	—	—	—	—	—
Net loss	—	—	—	—	(11,894)	(11,894)
Unrealized loss on marketable securities	—	—	—	(43)	—	(43)
Foreign currency translation adjustments	—	—	—	(689)	—	(689)
Balances at June 30, 2026	38,059,008	$38	$374,623	$(730)	$(247,165)	$126,766

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424
Issuance of common stock upon exercise of stock options	100,397	—	207	—	—	207
Stock-based compensation expense	—	—	2,336	—	—	2,336
Issuance of common stock upon ESPP purchase	57,988	—	170			170
Vesting of restricted stock units	159,635	—	—	—	—	—
Net loss	—	—	—	—	(13,306)	(13,306)
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Balances at June 30, 2025	36,057,576	$36	$361,305	$(16)	$(212,508)	$148,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(23,849)	$30,297
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,500	2,263
Stock-based compensation expense	4,712	4,701
Provision for inventory obsolescence	202	209
Net amortization of premiums and accretion of discounts on marketable securities	221	(385)
Loss on disposal of property and equipment	12	95
Gain on sale of Desktop Portfolio, net of transaction costs	—	(56,200)
Change in provision for credit losses	(57)	28
Change in fair value of contingent consideration	12,823	9,291
Amortization of debt issuance costs	25	—
Deferred tax liabilities	(54)	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	419	5,327
Inventory	(1,358)	(5,153)
Prepaid expenses and other current assets	4,242	(3,317)
Other long-term assets	(156)	181
Accounts payable and accrued expenses	3,410	(5,641)
Deferred revenue	1,241	(2,436)
Right-of-use operating lease assets	388	1,421
Operating lease liabilities	(345)	(1,484)
Net cash provided by (used in) operating activities	4,376	(20,803)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(281)
Purchases of marketable securities	(23,350)	(59,417)
Acquisition of businesses, net of cash acquired	(12,721)	—
Proceeds from sale of Desktop Portfolio	—	69,917
Proceeds from maturities of marketable securities	26,964	28,507
Net cash provided by (used in) investing activities	(9,309)	38,726
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(2,344)	(655)
Proceeds from issuance of common stock	1,262	388
Payment of deferred financing costs	(121)	—
Net cash used in financing activities	(1,203)	(267)
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,192)	17,683
Cash, cash equivalents and restricted cash at beginning of period	70,592	44,203
Cash, cash equivalents and restricted cash at end of period	$64,400	$61,886
Supplemental disclosure of noncash investing and financing information:
Property and equipment included in account payable	$17	$169
Transfers of inventory to property and equipment	$828	$238
Fair value of common stock issued for acquisition of NIRLAB	$1,726	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,019	$61,751
Restricted cash included in prepaid expenses and other current assets	1,306	—
Restricted cash included in other long-term assets	75	135
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$64,400	$61,886

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

On May 4, 2026, the Company completed its acquisition of NIRLab SA, a corporation organized under the laws of Switzerland, and its wholly owned subsidiary, NIRLab Forensics Sàrl, a limited liability company organized under the laws of Switzerland (together “NIRLAB”). NIRLAB develops near-infrared spectroscopy solutions for instant material identification. This acquisition expands the Company's analytical portfolio and strengthens its leadership in narcotics detection with NIRLAB’s solution for fast, high-volume screening for everyday law enforcement patrol. See Note 15, Acquisitions, for further information.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $23.8 million for the six months ended June 30, 2026 and $22.7 million for the six months ended June 30, 2025. As of June 30, 2026, the Company had an accumulated deficit of $247.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, marketable securities and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”) and NIRLAB. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 and statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 have been made. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s marketable securities are invested in U.S. treasury securities and agency bond and as a result, the Company believes represent minimal credit risk.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. Two customers represented 13% and 9% of total revenue, respectively, for the three months ended June 30, 2026 and one customer represented 11% of total revenue for the three months ended June 30, 2025.

For the six months ended June 30, 2026, two customers represented 12% and 11% of total revenue, respectively. For the comparable six months ended June 30, 2025, one customer represented 11% of total revenue.

As of June 30, 2026, one customer accounted for 32% of gross accounts receivable. As of December 31, 2025, one customer accounted for 34% of gross accounts receivable.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of not being collected. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity, and relevant available forward-looking information. Amounts deemed uncollectible are charged or written off against the reserve. The following is a summary of the activity of the Company’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$90	$544	$147	524
Current period change for expected credit loss	—	(48)	—	(28)
Deduction / recoveries collected	—	(377)	(57)	(377)
Balance at end of period	$90	$119	$90	119

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

Intangible assets with a finite useful life are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives as follows:

Customer Relationships	8 years
Developed Technology	15 years
Trade Name	2 years

Revenue Recognition

The Company recognizes revenue from sales to customers under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606 by applying the following five steps: (1) identification of the contract, or contracts, with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when, or as, performance obligations are satisfied.

For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available, the Company may use third party pricing for similar products or services or estimate the standalone selling price, which is set by management.

Allocation of the transaction price is determined at the contract’s inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

The Company derives revenue primarily from the sale of devices, consumables, accessories, software and services. Revenue is recognized when control of the promised devices, consumables, accessories, software or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices, consumables, accessories, software or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of accounting under ASC 606. For devices, consumables, accessories and software sold by us, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is other than perfunctory, the customer must have accepted the product or service. The Company’s principal terms of sale are freight on board, or FOB, shipping point, or equivalent, and, as such, the Company primarily transfers control and record revenue for devices, consumables, accessories and software sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and support and software subscriptions, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and support and software subscriptions is recognized based upon the period of time elapsed under the arrangement as this period represents the transfer of benefits or services under the agreement.

The Company also offers customers a subscription to our proprietary target library and companion software application, which together represent a single combined performance obligation, as the library has no substantive functionality separate from our hosted platform and the platform has no content to deliver absent the library. Because the customer simultaneously receives and consumes the benefit of continuous, updated access over the contract term, revenue for the subscription is recognized based upon the period of time elapsed under the arrangement, consistent with our recognition of extended warranty and support revenue.

From time to time, the Company generates revenue from short and long-term contracts associated with the design and development and delivery of detection devices or related design and support services.

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

The Company includes the unconstrained amount of consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, as required by ASC 606, the Company re-evaluates the estimated consideration included in the transaction price and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories, software, software subscriptions and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Device sales revenue	$11,024	$8,282	$20,384	$15,693
Recurring revenue	4,946	4,733	8,968	9,037
Contract revenue	104	20	104	83
Total revenue	$16,074	$13,035	$29,456	$24,813

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Handheld product and service revenue	$15,452	$12,473	$28,201	$23,409
Program product and service revenue	10	12	10	166
OEM and funded partnership revenue	612	550	1,245	1,238
Total revenue	$16,074	$13,035	$29,456	$24,813

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States federal and defense	$2,560	$2,886	$5,819	$4,615
United States state authorities and local municipalities	8,912	7,561	15,688	12,248
Rest of world national and provincial organizations	4,139	2,033	6,853	6,707
Global pharmaceutical, industrial and other	463	555	1,096	1,243
Total revenue	$16,074	$13,035	$29,456	$24,813

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$11,843	$10,930	$22,441	$17,942
Europe, Middle East and Africa	2,302	1,366	3,430	5,820
Asia Pacific	1,546	671	2,125	852
Americas other	383	68	1,460	199
Total revenue	$16,074	$13,035	$29,456	$24,813

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF. For the initial three years of the total five year term, the OEM Customer committed to $6.6 million of orders with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply Agreement. As of June 30, 2026, $0.4 million and $0.2 million of the upfront payment are recorded in deferred revenue and deferred revenue, net of current portion, respectively.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Six Months Ended June 30,
	2026	2025
Balances at beginning of period	$17,265	$20,630
Recognition of revenue included in balance at beginning of the period	(4,681)	(5,949)
Deferred revenue acquired, net of revenue recognized	2,919	—
Revenue deferred during the period, net of revenue recognized	6,220	3,325
Balances at end of period	$21,723	$18,006

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	June 30,	December 31,
	2026	2025
Deferred revenue expected to be recognized in:
One year or less	$10,711	$8,934
One to two years	5,213	4,295
Three years and beyond	5,799	4,036
	$21,723	$17,265

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

The Company uses the income approach to determine the fair value of certain identifiable intangible assets including customer relationships, developed technology and trade names. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, probabilities of customer renewals, etc. The Company bases the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased customer relationships, developed technology and trade name amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and this update is applied prospectively. The Company adopted ASU 2025-05 in the first quarter of 2026 and applied it prospectively, with no material impact on its consolidated financial statements.

3. Discontinued Operations and TSA

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

As of June 30, 2026 and December 31, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of June 30, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Payment for fair value transferred for Desktop Portfolio(1)	$69,917

Net assets transferred
Cash	$189
Accounts receivable	1,065
Inventory	5,418
Prepaid expenses and other current assets	284
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,469

Transaction costs	$(4,373)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,200
Income tax	—
Gain on sale, net of tax	$56,200
(1)	The Cash payment consists of $70.0 million, less fees and other working capital adjustments of $0.1 million.

For the six months ended June 30, 2026 and 2025, the Company recognized no gain and a $56.2 million gain, net of tax, respectively, within net income from discontinued operations on the Company’s condensed consolidated statements of operations.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenue:
Product revenue	$—	$612
Service and contract revenue	—	464
Total revenue	—	1,076
Cost of revenue:
Product cost of revenue	—	571
Service and contract cost of revenue	—	340
Total cost of revenue	—	911
Gross profit	—	165
Operating expenses:
Research and development	—	1,576
Selling, general and administrative	398	1,668
Total operating expenses	398	3,244
Other income (expense), net:
Gain on divesture	—	56,200
Other expense, net:	—	(95)
Total other income, net:	—	56,105
Income (loss) from discontinued operations before income taxes	$(398)	$53,026
Benefit for income taxes	—	16
Net income (loss) from discontinued operations, net of tax	$(398)	$53,042

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations only include corporate costs incurred directly to support the Desktop Portfolio.

The Company has also entered into a TSA with Repligen, through which the Company provided certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and maintained the personnel and facilities required to provide such services for the duration specified for each such service. Income from TSA, net of directly identifiable costs, is included as income from transition services agreement, net under other income, net. The services and obligations under the TSA were completed as of June 30, 2026.

As of June 30, 2026, Repligen owes the Company $0.3 million related to the payments and collection services provided under the TSA as of June 30, 2026.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The Company received release of escrow of $3.5 million during the three months ended June 30, 2026. Excluding the gain of $56.2 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$14,912	$—	$—	$14,912
Marketable securities - U.S. Treasury securities due in 3 to 12 months	—	33,528	—	33,528
Marketable securities - agency bond due in 3 to 12 months	—	4,984	—	4,984
Total assets measured at fair value	$14,912	$38,512	$—	$53,424
Other current liabilities:
Holdback shares - NIRLAB acquisition	$260	$—	$—	$260
Acquisition-related contingent consideration	—	—	27,957	27,957
	$260	$—	$27,957	$28,217
Other long-term liabilities:
Acquisition-related contingent consideration	—	—	5,860	5,860
Total liabilities measured at fair value	$260	$—	$33,817	$34,077

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$30,040	$—	$—	$30,040
Marketable securities - U.S. Treasury securities due in 3 to 12 months	—	42,453	—	42,453
Total assets measured at fair value	$30,040	$42,453	$—	$72,493
Other current liabilities:
Acquisition-related contingent consideration	—	—	16,025	16,025
Total liabilities measured at fair value	$—	$—	$16,025	$16,025

Money Market Funds

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2026 or 2025.

Marketable Securities

U.S. Treasury securities and agency bond were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

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

For the acquisition of NIRLAB in May 2026, the amount of contingent consideration to be issued is based on the satisfaction of certain performance milestones and the execution of specified contracts. Under the revenue milestone, the amount of revenue the Company generates from the sale of certain NIRLAB products and services during the one-year period from January 1, 2027 through December 31, 2027 determines the amount of contingent consideration to be issued. Under the contractual milestone, the execution of specified contracts and recurring revenue from such contracts for the fiscal year 2026 and 2027 determines the amount of contingent consideration to be issued. As of the acquisition date of NIRLAB, the fair value of the contingent consideration was estimated using a Monte Carlo simulation, utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $6.55 per share, revenue projections, probabilities of executing specified contracts, an equity volatility rate of the Company of 95%, a revenue volatility rate of 21.8% and a discount rate of 33.0%.

As of June 30, 2026, the fair value of the contingent consideration related to the acquisition of NIRLAB was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $8.70 per share, revenue projections, updates on probabilities of executing specified contracts, an equity volatility rate of the Company of 100%, a revenue volatility rate of 23.3% and a discount rate of 32.3%. The fair value of contingent consideration increased by $0.9 million during the three months ended June 30, 2026, primarily due to the change in the Company’s stock price and the projections over the certain contractual milestones.

For the acquisition of RedWave in April 2024, the amount of contingent consideration to be issued was based on the amount of revenue the Company generated from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026 and included certain qualified bookings credit.

As of April 30, 2026, per the terms of the Equity Purchase Agreement (the “RedWave Purchase Agreement”), dated as of April 29, 2024, by and among the Company, RedWave, CAM3 HoldCo, LLC, the beneficial sellers named therein (the “Beneficial Sellers”) and the indirect beneficial seller named therein the Company was required to notify the Seller Entity (as defined in the RedWave Purchase Agreement) within ninety (90) days of its specific calculation of Earnout Revenue (as defined in the RedWave Purchase Agreement) and of the amount of the Earnout Consideration (as defined in the RedWave Purchase Agreement), if any. As of June 30, 2026, the fair value of the contingent consideration related to the acquisition of RedWave was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $8.70 per share and 3,213,583 shares of common stock determined to be issuable per the terms of the RedWave Purchase Agreement. On July 8, 2026, the Company issued 3,213,583 shares of common stock in satisfaction of its obligations per the RedWave Purchase Agreement.

The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2025	$16,025
Contingent consideration - NIRLAB acquisition	4,969
Increase in fair value of contingent consideration earnouts - NIRLAB	890
Increase in fair value of contingent consideration earnouts - RedWave	11,933
Balance as of June 30, 2026	$33,817

The change in the fair value of contingent consideration liability is included in loss from continuing operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$33,560	$		$(32)	$—	$33,528
Marketable securities - Agency bond	4,993		—	(9)	—	4,984
	$38,553		$—	$(41)	$—	$38,512

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$42,399	$54	$—	$—	$42,453

The Company purchased a total of approximately $23.4 million of U.S. treasury securities and agency bond for the six months ended June 30, 2026. The U.S. treasury securities that matured during the six months ended June 30, 2026 were approximately $27.0 million and none were sold before maturity. Interest earned on sales of marketable securities is $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Interest earned on sales of marketable securities is $0.8 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$9,515	$9,560
Work-in-progress	2,570	988
Finished goods	2,287	2,442
	$14,372	$12,990

During the six months ended June 30, 2026 and 2025, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $0.8 million and $0.2 million, respectively.

7. Goodwill and Intangible Assets, net

Goodwill

As of June 30, 2026, the carrying amount of goodwill was $11.1 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

Six Months Ended June 30,
2026
Balances at beginning of period	$—
Goodwill acquired	11,428
Foreign currency impact	(373)
Balances at end of period	$11,055

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	June 30, 2026
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$4,022	$(775)	$(26)	$3,221
Developed Technology	46,979	(5,599)	(291)	41,089
Trade Name	910	(77)	(28)	805
	$51,911	$(6,451)	$(345)	$45,115

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(559)	$2,563
Developed Technology	38,080	(4,231)	33,849
	$41,202	$(4,790)	$36,412

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$734	$634	$1,369	$1,269
Selling, general and administrative expenses	194	79	292	157
	$928	$713	$1,661	$1,426

Estimated future amortization expense for the intangible assets as of June 30, 2026 are as following (in thousands):

Remainder of 2026	$2,631
2027	3,626
2028	3,626
2029	3,626
2030	3,626
Thereafter	27,980
$45,115

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$3,447	$4,877
Accrued warranty	891	819
Accrued professional fees	661	451
Accrued other	762	691
	$5,761	$6,838

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Accrual balance at beginning of period	$819	$876
Provision for new warranties	707	576
Settlements and adjustments made during the period	(635)	(756)
Accrual balance at end of period	$891	$696

9. Restructuring

In June 2025, the Company abandoned its Boston facility in connection with transitioning manufacturing operations from Boston, Massachusetts to Danbury, Connecticut and moved its corporate headquarters to Burlington, Massachusetts. The Company had no intention to sublease or utilize the space for the remaining lease term, resulting in the right-of-use assets to be abandoned. The Company recorded a $1.0 million restructuring charge for the lease abandonment, including its remaining right-of-use asset, utilities and other costs. The Company made full payment of such charges in June 2025, including the rents. The organizational and facility restructurings were substantially completed in June 2025.

10. Long-Term Debt

Loan Revolver

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance is drawn from the revolving line of credit as of June 30, 2026.

11. Equity and Net Income (Loss) per Share

Equity

As of June 30, 2026, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of June 30, 2026, and December 31, 2025, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively. The warrants are recorded within stockholders’ equity.

Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) per share attributable to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(11,894)	$(12,908)	$(23,849)	$(22,745)
Net income (loss) from discontinued operations attributable to common stockholders	—	(398)	—	53,042
Net income (loss) attributable to common stockholders	$(11,894)	$(13,306)	$(23,849)	$30,297

Denominator:
Weighted average common shares outstanding - basic and diluted	37,727,668	35,877,947	37,275,671	35,633,573
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.36)	$(0.64)	$(0.64)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$-	$(0.01)	$-	$1.49
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.37)	$(0.64)	$0.85

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

Diluted net income (loss) per share attributable to common stockholders is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding warrants, stock options, restricted stock units and shares to be purchased under the Company’s employee stock purchase plan.

For periods in which the Company reports a net loss from continuing operations, regardless of net (loss) income from discontinued operation, diluted net (loss) income per share attributable to common stockholders is the same as basic net (loss) income per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the three and six months ended June 30, 2026 and 2025, basic net (loss) income per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 as the impact of including such common stock equivalents would have been anti-dilutive:

	June 30,
	2026	2025
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	3,032,184	2,694,036
Performance stock units	47,954	79,836
Restricted stock units	3,188,052	3,287,646
Shares to be issued for earnout achievement - RedWave acquisition	3,213,583	—
	9,574,476	6,154,221

12. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$107	$107	$262	$223
Research and development expenses	439	569	895	1,134
Selling, general and administrative expenses	1,767	1,660	3,555	3,199
	$2,313	$2,336	$4,712	$4,556

RSUs and PSUs

As of June 30, 2026, there was $11.8 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 2.0 years. As of June 30, 2026, there was $0.3 million of unrecognized compensation cost related to unvested performance-based restricted stock units (the “Performance Condition Based PSUs”) that is expected to be recognized over a weighted average period of 1.5 years.

The maximum payout percentage for all performance-based restricted stock units, including Performance Condition Based PSUs, granted by the Company is 100%.

Stock Options

As of June 30, 2026, there was $4.2 million of unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted average period of 2.4 years.

2026 Inducement Plan

In February 2026, the Company adopted the 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted by board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and RSUs, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 1,000,000 shares of common stock were reserved for issuance under the Inducement Plan. During the six months ended June 30, 2026, stock options to purchase an aggregate of 179,912 shares of common stock and RSUs covering an aggregate of 11,938 shares of common stock were granted to certain employees under the Inducement Plan.

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

In July 2025, the Company acquired KAF and entered into an agreement to lease the approximately 11,500 rentable square feet facility in Stamford, Connecticut. The lease commenced in December 2025 for a term of 25 months with total lease costs of approximately $0.4 million. In July 2026, the Company entered into an amendment to extend its lease term until March 2033 with additional lease costs of approximately $1.2 million.

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

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$260	$405	$511	$963
Short-term lease cost	4	15	11	41
Variable lease cost	—	29	—	52
	$264	$449	$522	$1,056

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$502	$558
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,783

The weighted-average remaining lease term and discount rate were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (in years)	5.93	7.06
Weighted-average discount rate - operating leases	7.5%	7.6%

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

Future annual minimum lease payments under operating leases as of June 30, 2026 are as follows (in thousands):

Remainder of 2026	$508
2027	1,073
2028	951
2029	768
2030	455
Thereafter	1,729
Total future minimum lease payments	5,484
Less: imputed interest	(1,186)
Total operating lease liabilities	$4,298

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

As a part of Repligen Purchase Agreement, the Company entered into a sublicense agreement with Repligen under which the Company granted a sublicense to certain Company rights to in-licensed technologies under the Company’s license agreement with UNC. Under the sublicense agreement, Repligen owes the Company low- to mid-single digit royalty percentages related to revenue that is derived pursuant to such licensed technologies, which are calculated as a percent of revenue and deemed not material. See Note 1, Nature of the Business and Basis of Presentation.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. During the three and six months ended June 30, 2026, the Company made $0.1 million and $0.3 million, respectively in contributions to the plan. During the three and six months ended June 30, 2025, the Company made $0.1 million and $0.3 million, respectively, in contributions to the plan.

Contingent Consideration – Earnouts

Earnouts from acquisition of RedWave Technology

The Company was obligated to issue up to an additional 4,000,000 unregistered shares of the Company’s common stock as contingent consideration to the Beneficial Sellers and certain other persons in connection with the acquisition of RedWave, based on the amount of revenue the Company generated from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026, including certain qualified bookings credit, as set forth in more detail in the RedWave Purchase Agreement.

On July 8, 2026, 3,213,583 shares were issued in satisfaction of the Company’s obligations with respect to such contingent consideration pursuant to the RedWave Purchase Agreement. See Note 4, Fair Value Measurements.

Earnouts from acquisition of NIRLAB

Pursuant to the terms of the Share Purchase Agreement, dated as of May 4, 2026 (the “NIRLAB Purchase Agreement”), by and among the Company and Florentin Coppey, Pierre Esseiva, Matteo Delbrück, Parkview Invest AG, Matthieu Girod and

NIRLab SA (the “Sellers”), the Company may be obligated to issue up to $8.0 million of its common stock (the “Earn-out Consideration”). The issuance of the Earn-out Consideration is contingent upon the satisfaction of certain performance milestones during the one-year period ending December 31, 2027, and the execution of specified long-term contracts during fiscal 2026 and 2027. See Note 4, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026.

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

15. Acquisitions

Acquisition of NIRLAB

On May 4, 2026, the Company completed its acquisition of NIRLAB. Pursuant to the NIRLAB Purchase Agreement, the Sellers agreed to sell and transfer to the Company, on the closing date, all of the issued and outstanding NIRLAB shares in exchange for a preliminary consideration payable by the Company on the closing date with a price of $13.0 million in cash (the “Cash Consideration”) and 293,367 shares of common stock of the Company, par value $0.001 per share (the “Stock Consideration”), which was valued at $2.0 million per the NIRLAB Purchase Agreement at the signing date.

The Cash and Stock Considerations are subject to customary adjustments. The Company withheld $1.3 million of the Cash Consideration and 10% of the Stock Consideration (together, the “General Holdback Amount”) to secure the Sellers’ post-closing obligations under the NIRLAB Purchase Agreement. Subject to any outstanding claims, the General Holdback Amount shall be released to the Sellers twelve months after the closing date. The General Holdback Amount is classified within other current liabilities in the Company’s balance sheet.

The Company may also be obligated to issue up to $8.0 million of its common stock as Earn-out Consideration (see Note 14, Commitments and Contingencies).

The Company has accounted for the acquisition of NIRLAB as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of NIRLAB have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their fair values as of May 4, 2026. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2026. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, goodwill and among other items. The completion of the valuation will occur no later than one year from the acquisition date.

Fair Value of Net Assets Acquired

The following table presents the preliminary allocation of the consideration paid on the acquisition date for the NIRLAB transaction (amounts in thousands):

Consideration Transferred:
Cash paid (1)	$13,000
Common stock shares issued and holdback (2)	1,922
Net cash and working capital adjustment (3)	104
Contingent consideration - earnout	4,969
Total consideration transferred	$19,995

Assets acquired and liabilities assumed:
Cash and cash equivalents	$383
Accounts receivable	766
Inventory	1,087
Prepaid expenses and other current assets	61
Property and equipment	207
Identifiable Intangible assets
Trade Name	910
Customer Relationships	900
Developed Technology	8,899
Goodwill	11,428
Accounts payable, accrued expenses and other current liabilities	(356)
Deferred tax liabilities, net	(965)
Deferred revenue	(3,325)
Total	$19,995
(1)	The Company withheld $1.3 million as the General Holdback Amount per the NIRLAB Purchase Agreement.
(2)	The 263,472 shares, including pro-rated net working capital adjustment and other adjustments, were issued and 29,895 shares were held back on the closing date based on the closing price of the Company’s common stock on the Nasdaq Global Market of $6.55 per share on the closing date. The net working capital adjustment is expected to be finalized in 2026.
(3)	Net cash and working capital adjustments include preliminary look-back of net cash, debt and working capital adjustment.

The excess of the purchase price over the fair value of the acquired business's net assets represents cost and revenue synergies specific to the Company and NIRLAB, and has been allocated to goodwill, which is not tax deductible. As the Company operates in a single reportable segment, which consists of only one reporting unit, the entire balance of the acquired goodwill has been allocated to this single reporting unit for the purpose of subsequent impairment testing.

The fair value of NIRLAB’s technology-based intangible assets were determined using the multi-period excess earnings method which measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject assets, commonly referred to as contributory asset charges. Under this method, the value of an asset is a function of several components, including the forecasted revenue, earnings generated by the asset, expected economic life of the asset, contributory asset charges and a discount rate.

The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assts and discount rate. The fair value of the developed technology was also calculated using the multi-period excess earnings method that uses market-based inputs to value an asset.

The fair value of the trade name was calculated using a relief from royalty method, a form of the income approach, which incorporate fair value of a royalty to a third party for the use of that asset. The projected revenue attributable to the products or services using the asset, economic life of the asset and the royalty rate, as a percentage of revenue that would hypothetically be charged by a licensor of the asset to an unrelated licensee and a discount rate are common components of the method.

Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

The results of NIRLAB’s operations have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. NIRLAB contributed $0.6 million in revenue during the three months ended June 30, 2026. The Company has not disclosed NIRLAB’s net income or loss since the acquisition date because the NIRLAB business is fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine these amounts.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and NIRLAB. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on January 1, 2025, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (unaudited)	$16,270	$13,659	$30,525	$25,751
Pre-tax loss from continuing operation (unaudited)	$(10,878)	$(14,152)	$(23,120)	$(25,120)

Supplemental pro forma pre-tax loss for the three and six months ended June 30, 2025 were adjusted to exclude $0.4 million and $1.1 million of acquisition-related costs, respectively, and include additional $0.3 million and $0.5 million of intangible amortization costs, respectively.

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

The purchase price allocation related to the acquisition of KAF is complete.

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

16. Segment Reporting

The Company has determined that it operates and is managed as one operating segment on a consolidated basis and its Chief Executive Officer is its chief operating decision maker (“CODM”). The Company’s CODM is regularly provided with research and development expenses, sales and marketing expenses, general and administrative expenses and total assets. The Company’s segment performance measure is net income (loss), which is used by our CODM when assessing performance and allocating capital and resources to our business.

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$16,074	$13,035	$29,456	$24,813
Significant segment expenses (income)
Cost of revenues	7,731	6,662	14,231	12,898
Research and development	3,598	4,405	7,069	8,234
Sales and marketing	4,879	4,484	9,146	9,363
General and administrative	6,233	5,853	11,881	11,213
Change in fair value of contingent consideration	6,442	6,792	12,823	9,291
Other segment items(1)	(915)	(2,253)	(1,845)	(3,441)
Net loss from continuing operations	(11,894)	(12,908)	(23,849)	(22,745)
Net income (loss) from discontinued operations, net of tax(2)	—	(398)	—	53,042
Net income (loss) attributable to common stockholders	$(11,894)	$(13,306)	$(23,849)	$30,297
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

Overview

We have developed an innovative suite of purpose-built handheld devices for point-of-need chemical analysis. Leveraging complementary analytical technologies including our proprietary mass spectrometry (“Mass Spec”) and optical spectroscopy, analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address vital health and safety applications, including the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats.

We create simplified measurement devices that our customers can use as accurate tools where and when their work needs to be done, rather than overly complex and centralized analytical instrumentation. We believe the insights and answers our devices provide will accelerate workflows, reduce costs, and offer transformational opportunities for our end users.

Front-line workers rely upon our Mass Spec handheld devices to combat the opioid crisis and detect counterfeit pharmaceuticals and illicit materials in the air or on surfaces at levels 1,000 times below their lethal dose. First responders also utilize our handheld devices to detect and identify thousands of hazardous bulk materials. The term “products” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the MX908, ThreatID, ProtectIR, XplorIR, VipIR, NIRLab and related devices.

On March 4, 2025, the Company completed the sale of its Desktop Portfolio to Repligen. The Company has determined the sale of the Desktop Portfolio represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in the first quarter of 2025. Accordingly, the Desktop Portfolio is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related results of operations from the Desktop Portfolio are classified within discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the Desktop Portfolio upon closing.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $29.5 million and $24.8 million for the six months ended June 30, 2026 and 2025, respectively, and incurred net losses from continuing operations of $23.8 million and $22.7 million for those same periods. As of June 30, 2026, we had an accumulated deficit of $247.2 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

We believe that our existing cash and cash equivalents, marketable securities and revenue from product and service will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our handheld device orders relate to our MX908, ThreatID, ProtectIR, XplorIR, VipIR and NIRLab, as well as components for the Aerosol and Vapor Chemical Agent Detectors (“AVCAD”) program. Historically, our handheld devices have been used by municipal, state, federal and foreign governments and governmental agencies. Our sales process with government customers is often long and involves multiple levels of approvals, testing and, in some cases, trials. Device orders from a government customer are typically large orders and can be impacted by the timing of their capital budgets. As a result, the revenue for our handheld devices can vary significantly from period-to-period and has been and may continue to be concentrated in a small number of customers in any given period.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories, software, software subscription and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 30% and 36% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

Recurring revenue is primarily from service revenue, accessories and software subscription. Consumable revenue is mainly related to single-use swab samplers for MX908 to be used in liquid and solid materials analysis, but there are a number of other applications that the MX908 can be used for that do not require consumables. ThreatID, ProtectIR, XplorIR, VipIR and NIRLab do not have consumables.

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

During the three and six months ended June 30, 2026 and 2025, our product placements (units recognized as revenue) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Placements:
Handheld	198	164	365	321

The number of product placements vary considerably from period-to-period due to the type and size of our customers and concentrations among larger government customers as described above. We expect continued fluctuations in our period-to-

period number of product placements. Placements are reported for devices with a selling price of greater than $25,000 and therefore exclude NIRLab placements.

Our cumulative product placements consist of the following number of devices:

	June 30,
	2026	2025
Cumulative Product Placements:
Handheld	4,101	3,336

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories, software, software subscriptions and services. Device sales accounted for 69% and 63% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. Recurring revenue accounted for 30% and 36% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. Our current device offerings include MX908, ThreatID, ProtectIR, XplorIR, VipIR, NIRLab and AVCAD components.

We sell our devices directly to customers and through channel partners. Each of our device sales drives various streams of recurring revenue comprised of consumable, accessory, software, software subscriptions and service revenue. Our consumables consist primarily of accessories and swabs for MX908.

We also offer our customers extended warranty, service plans and software subscriptions. Our extended warranty and service plans are offered for periods beyond the standard one-year warranty that all of our customers receive. These extended warranty and service plans generally have fixed fees and terms ranging from one additional year to four additional years. We recognize revenue from the sale of extended warranty and service plans over the respective coverage period, which approximates the service effort provided by us. Our software subscription to our proprietary target library and companion software application, which together represent a single combined performance obligation, are recognized over the coverage period.

We expect consumables, accessories, software, software subscriptions and service revenue to increase in future periods as our installed base grows and we are able to generate recurring sales.

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to two and one customer during the six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026 and 2025, our revenue was comprised of revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Device sales revenue	$11,024	$8,282	$20,384	$15,693
Recurring revenue	4,946	4,733	8,968	9,037
Contract revenue	104	20	104	83
Total revenue	$16,074	$13,035	$29,456	$24,813

Our product and service revenue is comprised of sales of our devices and related consumables, accessories, software and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States federal and defense	$2,560	$2,886	$5,819	$4,615
United States state authorities and local municipalities	8,912	7,561	15,688	12,248
Rest of world national and provincial organizations	4,139	2,033	6,853	6,707
Global pharmaceutical, industrial and other	463	555	1,096	1,243
Total revenue	$16,074	$13,035	$29,456	$24,813

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

Beginning in the first quarter of 2025, general and administrative expenses also include rent expense and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA. The TSA was completed in the second quarter of 2026.

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

Income from transition services agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. The services and obligations under the TSA were completed as of June 30, 2026.

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

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue	$12,974	$9,577	$3,397
Service and contract revenue	3,100	3,458	(358)
Total revenue	16,074	13,035	3,039
Cost of revenue:
Product cost of revenue	6,412	5,323	1,089
Service and contract cost of revenue	1,319	1,339	(20)
Total cost of revenue	7,731	6,662	1,069
Gross profit	8,343	6,373	1,970
Operating expenses:
Research and development	3,598	4,405	(807)
Selling, general and administrative	11,112	10,337	775
Change in fair value of contingent consideration	6,442	6,792	(350)
Total operating expenses	21,152	21,534	(382)
Loss from continuing operations	(12,809)	(15,161)	2,352
Other income (expense):
Interest income	938	1,196	(258)
Income from transition services agreement, net	—	1,236	(1,236)
Other expense, net	(77)	(108)	31
Total other income, net	861	2,324	(1,463)
Loss from continuing operations before income taxes	(11,948)	(12,837)	889
Income tax benefit (expense), net	54	(71)	125
Net loss from continuing operations	$(11,894)	$(12,908)	$1,014

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related consumables, accessories and software as follows:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Product revenue	$12,974	$9,577	$3,397	35%
Product cost of revenue	6,412	5,323	1,089	20%
Gross profit	$6,562	$4,254	$2,308	54%
Gross profit margin	51%	44%	7%

Product revenue increased by $3.4 million, or 35%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily related to a $2.6 million increase in product revenue from our FTIR products, driven by our VipIR placements, a $0.6 million increase from our mass spec products related to accessories in the quarter and a $0.2 million increase related to our recently acquired NIRLab product revenues.

Product cost of revenue increased by $1.1 million, or 20%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in product cost of revenue was primarily related to a $1.3 million increase in shipments and related warranty costs and $0.1 million related to an increase in charges for excess and obsolete inventory. These increases were offset in part by $0.2 million in lower facility related costs and a $0.1 million reduction in all other manufacturing costs.

Product gross profit increased by $2.3 million, or 54%, and gross profit margin increased by seven percentage points for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increased product gross profit was primarily due to the higher product revenue volume, a shift in channel mix with less international product sales that are at a lower gross margin, as well as the decreased facility costs related to the shutdown of the Boston facility as of June 30, 2025 and lower operating costs for the three months ended June 30, 2026, which drove the increase in gross profit margin.

Service and contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans, software subscriptions and customer training as follows:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Service and contract revenue	$3,100	$3,458	$(358)	(10)%
Service and contract cost of revenue	1,319	1,339	(20)	(1)%
Gross profit	$1,781	$2,119	$(338)	(16)%
Gross profit margin	57%	61%	(4)%

Service and contract revenue decreased by $0.4 million, or 10%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily related to a $0.9 million decrease in mass spec service revenue, driven by a $0.7 million decrease in extended service contracts for MX908 devices mainly related to a funding-related pause in service coverage by a United States defense customer which began to impact our service revenues in the fourth quarter of 2025. The decrease was offset in part by a $0.2 million increase in service revenue related to our FTIR products and $0.3 million related to our recently acquired NIRLab service and subscription revenues. Contract revenue for the three months ended June 30, 2026 was $0.1 million compared to less than $0.1 million in the three months ended June 30, 2025.

Service and contract cost of revenue decreased less than $0.1 million, or 1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in service cost of revenue was primarily related to a reduction in third party contractors and materials spent on extended service contracts during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Service and contract gross profit decreased by $0.3 million, or 16%, and gross profit margin decreased by four percentage points for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a decrease in service volume related to extended service contracts, resulting in reduced leverage of our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development expenses	$3,598	$4,405	$(807)	(18)%
Percentage of total revenue	22%	34%

Our research and development expenses were $3.6 million for the three months ended June 30, 2026, a decrease of $0.8 million from research and development expenses of $4.4 million for the three months ended June 30, 2025. The decrease was primarily due to a $0.3 million reduction in facility costs related to the shutdown of the Boston facility as of June 30, 2025, a

$0.3 million reduction in personnel and related costs and a $0.2 million reduction in program spend related to materials and consulting expenses.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,112	$10,337	$775	7%
Percentage of total revenue	69%	79%

Our selling, general and administrative expenses were $11.1 million for the three months ended June 30, 2026, an increase of $0.8 million from selling, general and administrative expenses of $10.3 million for the three months ended June 30, 2025. The increase was due primarily to a $0.8 million increase in personnel and related costs and a $0.7 million charge for legal and accounting expenses related to the NIRLAB acquisition, offset in part by a $0.8 million reduction in facility costs, mainly related to facility shut down and moving costs expensed in the second quarter of 2025.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $6.4 million for the three months ended June 30, 2026, a decrease of $0.4 million, compared to the $6.8 million charge in the three months ended June 30, 2025. The change in fair value for the three months ended June 30, 2026, consisted of a $1.3 million decrease related to the RedWave acquisition valuation and a $0.9 million increase related to the NIRLAB acquisition, which was not recorded in the prior comparative period. The increase in fair value for the three months ended June 30, 2026, primarily related to the increase in the Company’s publicly quoted share price and the impact to the NIRLAB contingent consideration, offset in part by a change in the final projections and backlog for FTIR revenues, net of the higher stock price. The increase in fair value for the three months ended June 30, 2025, related to both the increase in the Company’s publicly quoted share price, and due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR.

Other Income

Interest income

Interest income decreased by $0.3 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. The decrease was due to the lower cash, cash equivalent and marketable securities balances, primarily due to the average balance during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Income from transition services agreement, net

Income from the transition services agreement, net was zero for the three months ended June 30, 2026 compared to $1.2 million for the three months ended June 30, 2025.

Other expense (income), net

Other expense, net for the three months ended June 30, 2026 did not change materially from the three months ended June 30, 2025.

Income tax benefit (expense), net

Income tax benefit (expense), net was a net benefit of less than $0.1 million for the three months ended June 30, 2026, compared to a net income tax expense net of less than $0.1 million for the three months ended June 30, 2025. The change of $0.1 million was primarily due to the amortization of intangible assets acquired from our NIRLAB acquisition. We have recorded a full valuation allowance against our net United States deferred tax assets, and our income tax benefit (expense), net for these periods primarily related to state and foreign income taxes.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue	$23,711	$18,106	$5,605
Service and contract revenue	5,745	6,707	(962)
Total revenue	29,456	24,813	4,643
Cost of revenue:
Product cost of revenue	11,573	10,048	1,525
Service and contract cost of revenue	2,658	2,850	(192)
Total cost of revenue	14,231	12,898	1,333
Gross profit	15,225	11,915	3,310
Operating expenses:
Research and development	7,069	8,234	(1,165)
Selling, general and administrative	21,027	20,576	451
Change in fair value of contingent consideration	12,823	9,291	3,532
Total operating expenses	40,919	38,101	2,818
Loss from continuing operations	(25,694)	(26,186)	492
Other income, net:
Interest income	1,874	2,012	(138)
Income from transition services agreement, net	—	1,642	(1,642)
Other expense, net	(83)	(142)	59
Total other income, net	1,791	3,512	(1,721)
Loss from continuing operations before income taxes	(23,903)	(22,674)	(1,229)
Income tax benefit (expense), net	54	(71)	125
Net loss from continuing operations	$(23,849)	$(22,745)	$(1,104)

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related consumables, accessories and software as follows:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Product revenue	$23,711	$18,106	$5,605	31%
Product cost of revenue	11,573	10,048	1,525	15%
Gross profit	$12,138	$8,058	$4,080	51%
Gross profit margin	51%	45%	6%

Product revenue increased by $5.6 million, or 31%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily related to a $3.4 million increase in product revenue from our FTIR products, driven by our VipIR placements, a $2.0 million increase in product revenue from our mass spec products mainly related to higher device shipments within our federal and defense and state and local customers and a $0.2 million increase related to our recently acquired NIRLAB product revenues.

Product cost of revenue increased by $1.5 million, or 15%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in product cost of revenue was primarily related to a $1.9 million increase in shipments and related warranty costs and $0.2 million in personnel related costs, offset in part by $0.4 million in lower facility related costs, $0.2 million from reduced severance and retention costs driven by the facility move in 2025 and a $0.2 million reduction in all other manufacturing costs.

Product gross profit increased by $4.1 million, or 51%, and gross profit margin increased by six percentage points for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increased product gross profit was primarily due to the higher product revenue volume, a shift in channel mix with less international product sales that are at a lower gross margin, as well as the decreased facility and personnel costs related to the shutdown of the Boston facility as of June 30, 2025, which drove the increase in gross profit margin.

Service and contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans, software subscriptions and customer training as follows:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Service and contract revenue	$5,745	$6,707	$(962)	(14)%
Service and contract cost of revenue	2,658	2,850	(192)	(7)%
Gross profit	$3,087	$3,857	$(770)	(20)%
Gross profit margin	54%	58%	(4)%

Service and contract revenue decreased by $1.0 million, or 14%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily related to a $1.6 million decrease in extended service contracts for MX908 devices mainly related to a funding-related pause in service coverage by a United States defense customer which began to impact our service revenues in the fourth quarter of 2025. The decrease was offset in part by a $0.3 million increase in service revenue related to our FTIR products and $0.3 million related to our recently acquired NIRLab service and subscription revenues. Contract revenue for the six months ended June 30, 2026 was $0.1 million compared to $0.1 million in the six months ended June 30, 2025.

Service and contract cost of revenue decreased by $0.2 million, or 7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in service cost of revenue was primarily related to a reduction in third party contractors and materials spent on extended service contracts during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and to a lesser extend a decrease in costs to perform contract revenue.

Service and contract gross profit decreased by $0.8 million, or 20%, and gross profit margin decreased by four percentage points for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a decrease in service volume related to extended service contracts, resulting in reduced leverage of our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development expenses	$7,069	$8,234	$(1,165)	(14)%
Percentage of total revenue	24%	33%

Our research and development expenses were $7.1 million for the six months ended June 30, 2026, a decrease of $1.2 million from research and development expenses of $8.2 million for the six months ended June 30, 2025. The decrease was primarily due to a $0.8 million reduction in facility costs related to the shutdown of the Boston facility as of June 30, 2025, a $0.2 million reduction in personnel and related costs and a $0.2 million reduction in program spend related to materials and consulting expenses.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$21,027	$20,576	$451	2%
Percentage of total revenue	71%	83%

Our selling, general and administrative expenses were $21.0 million for the six months ended June 30, 2026, an increase of $0.5 million from selling, general and administrative expenses of $20.6 million for the six months ended June 30, 2025. The increase was due primarily to a $1.1 million increase for legal and accounting transaction expenses related to the NIRLAB acquisition, offset in part by a $0.6 million reduction in facility costs mainly related to the Boston facility shut down and moving costs and a net decrease in all other expenses of $0.1 million.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $12.8 million for the six months ended June 30, 2026, an increase of $3.5 million, compared to the $9.3 million charge in the six months ended June 30, 2025. The change in fair value consisted of a $2.6 million increase related to the RedWave acquisition and a $0.9 million increase related to the NIRLAB acquisition. The increase in fair value for the six months ended June 30, 2026, primarily related to the increase in the Company’s publicly quoted share price, and to a lesser extent a change in the final projections and backlog for FTIR revenues. The increase in fair value for the six months ended June 30, 2025, related to both the increase in the Company’s publicly quoted share price, and due to an increase in the projections for FTIR revenue, including the second quarter product launch of VipIR.

Other Income

Interest income

Interest income decreased by $0.1 million for the six months ended June 30, 2026 from $2.0 million for the six months ended June 30, 2025. The decrease was primarily due to the lower interest rates during the six month ended June 30, 2026, offset in part by higher cash, cash equivalent and marketable securities balances during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Income from transition services agreement, net

Income from the transition services agreement, net was zero for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025.

Other expense (income), net

Other expense, net for the six months ended June 30, 2026 did not change materially from the six months ended June 30, 2025 to the six months ended June 30, 2026.

Income tax benefit (expense), net

Income tax benefit (expense), net was a net benefit of less than $0.1 million for the six months ended June 30, 2026, compared to a net income tax expense of less than $0.1 million for the six months ended June 30, 2025. The change of $0.1 million was primarily due to the amortization of intangible assets acquired from our NIRLAB acquisition. We have recorded a full valuation allowance against our net United States deferred tax assets, and our income tax benefit (expense), net for these periods primarily related to state and foreign income taxes.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, borrowings under loan agreements and revenue from sales of our products and services and contract revenue. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $101.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

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

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance is drawn from the revolving line of credit as of June 30, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$4,376	$(20,803)
Cash provided by (used in) investing activities	(9,309)	38,726
Cash used in financing activities	(1,203)	(267)
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,192)	$17,683

Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $4.4 million, primarily resulting from noncash items of $20.4 million and inflows from our operating assets and liabilities of $7.8 million, partially offset by our net loss of $23.8 million. Noncash items consisted primarily of a $12.8 million increase from the change in fair value of contingent consideration and a $4.7 million increase from stock-based compensation expense. Inflows from our operating assets and liabilities of $7.8 million consist primarily of a $4.2 million increase from prepaid expenses and other current assets, a $3.4 million increase from accounts payable and accrued expenses and a $1.2 million increase from deferred revenue, partially offset by a $1.4 million decrease from changes in inventory.

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

Investing Activities

During the six months ended June 30, 2026, net cash used by investing activities was $9.3 million, due primarily to $23.4 million in purchases of marketable securities and $12.7 million in acquisition of NIRLAB, partially offset by $27.0 million of proceeds from the maturity of marketable securities.

During the six months ended June 30, 2025, net cash provided by investing activities was $38.7 million, due primarily to $69.9 million of proceeds from the sale of the Desktop Portfolio and $28.5 million of proceeds from the maturity of marketable securities, partially offset by $59.4 million in purchases of marketable securities.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2026 was $1.2 million, consisting primarily of payments for withholding taxes on vested equity awards and $0.1 million of payments for debt financing costs, net of proceeds from issuances of common stock.

Cash used in financing activities during the six months ended June 30, 2025 was $0.3 million, consisting primarily of payments for withholding taxes on vested equity awards.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report. There were no significant changes to our critical accounting policies for the three and six months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

On May 4, 2026, we completed the acquisition of NIRLAB. The financial results of NIRLAB are included in our unaudited consolidated financial statements as of June 30, 2026, and for the three and six months then ended. Management intends to exclude NIRLAB from its evaluation of internal control over financial reporting as of December 31, 2026.

Other than the internal controls associated with NIRLAB, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the industry in which we operate as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. There have been no material changes to our previously disclosed risk factors.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On May 26, 2026, Joseph H. Griffith IV, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. The trading plan provides for the potential sale of up to 16,459 shares of the Company’s common stock. The trading plan will expire on the earlier of August 10, 2027 and the date when all shares under the trading plan are sold.

On June 12, 2026, John Kenneweg, the Company’s Senior Vice President of Sales & Product Marketing adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. The trading plan provides for the potential sale of up to 44,251 shares of the Company’s common stock. The trading plan will expire on the earlier of December 31, 2026 and the date when all shares under the trading plan are sold.

Item 6. Exhibits.

Exhibit Number	Description

2.1#

Share Purchase Agreement, dated as of May 4, 2026, among 908 Devices Inc., Florentin Coppey, Pierre Esseiva, Matteo Delbrück, Parkview Invest AG, Matthieu Girod and NIRLAB SA (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39815) filed with the SEC on May 6, 2026)

3.1

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
#

Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit. The Company agrees to furnish supplementally a copy of such omitted confidential portions to the Securities and Exchange Commission upon request.

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

908 DEVICES INC.

Date: August 11, 2026	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)