Form 10-Q
period 2026-09-30
908 Devices Inc.
filed 2026-11-10
CIK 1555279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 41,582,397 shares of common stock, $0.001 par value per share, issued and outstanding.

908 DEVICES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements, and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026, and Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

908 DEVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,611	$70,517
Marketable securities	35,511	42,453
Accounts receivable, net of allowance for credit losses of $401 and $147 at September 30, 2026 and December 31, 2025	17,219	11,327
Inventory	14,693	12,990
Prepaid expenses and other current assets	4,111	7,272
Total current assets	135,145	144,559
Operating lease, right-of-use assets	4,729	4,397
Property and equipment, net	4,440	4,232
Goodwill	10,244	—
Intangible assets, net	44,066	36,412
Other long-term assets	734	471
Total assets	$199,358	$190,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,759	$1,586
Accrued expenses	8,246	6,838
Deferred revenue	11,592	8,934
Operating lease liabilities	679	681
Contingent consideration	—	16,025
Other current liabilities	1,611	—
Total current liabilities	24,887	34,064
Operating lease liabilities, net of current portion	4,368	3,947
Deferred revenue, net of current portion	11,291	8,331
Deferred tax liabilities	804	—
Contingent consideration, net of current portion	8,189	—
Other long-term liabilities	16	30
Total liabilities	49,555	46,372
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued or outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,419,014 shares and 36,321,866 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	41	36
Additional paid-in capital	402,869	366,925
Accumulated other comprehensive income (loss)	(1,363)	54
Accumulated deficit	(251,744)	(223,316)
Total stockholders' equity	149,803	143,699
Total liabilities and stockholders' equity	$199,358	$190,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$15,758	$10,844	$39,469	$28,950
Service and contract revenue	3,192	3,161	8,937	9,867
Total revenue	18,950	14,005	48,406	38,817
Cost of revenue:
Product cost of revenue	7,594	5,290	19,167	15,338
Service and contract cost of revenue	1,339	1,360	3,997	4,210
Total cost of revenue	8,933	6,650	23,164	19,548
Gross profit	10,017	7,355	25,242	19,269
Operating expenses:
Research and development	3,819	3,837	10,888	12,071
Selling, general and administrative	11,980	9,134	33,007	29,712
Change in fair value of contingent consideration	(305)	10,708	12,518	19,999
Total operating expenses	15,494	23,679	56,413	61,782
Loss from continuing operations	(5,477)	(16,324)	(31,171)	(42,513)
Other income, net:
Interest income	828	1,101	2,702	3,114
Income from transition services agreement, net	—	431	—	2,073
Other income (expense), net	20	(89)	(63)	(229)
Total other income, net	848	1,443	2,639	4,958
Loss from continuing operations before income taxes	(4,629)	(14,881)	(28,532)	(37,555)
Income tax benefit (expense), net	50	(29)	104	(100)
Net loss from continuing operations	$(4,579)	$(14,910)	$(28,428)	$(37,655)
Net income (loss) from discontinued operations, net of tax	—	(72)	—	52,970
Net income (loss) attributable to common stockholders	$(4,579)	$(14,982)	$(28,428)	$15,315
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.41)	$(0.74)	$(1.05)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$—	$—	$1.48
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.41)	$(0.74)	$0.43
Weighted average common shares outstanding
Basic and diluted	41,069,053	36,101,051	38,554,027	35,791,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(4,579)	$(14,982)	$(28,428)	$15,315
Other comprehensive income (loss)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)
Foreign currency translation adjustments	(602)	—	(1,291)	(7)
Unrealized income (loss) on marketable securities, net of tax of $0	(31)	59	(126)	29
Total other comprehensive income (loss)	$(633)	$59	$(1,417)	$(1,103)
Comprehensive income (loss)	$(5,212)	$(14,923)	$(29,845)	$14,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	36,321,866	$36	$366,925	$54	$(223,316)	$143,699
Issuance of common stock upon exercise of stock options	53,195	—	80	—	—	80
Stock-based compensation expense	—	—	2,399	—	—	2,399
Vesting of restricted stock units	1,038,792	1	(1)	—	—	—
Net loss	—	—	—	—	(11,955)	(11,955)
Unrealized loss on marketable securities	—	—	—	(52)	—	(52)
Balances at March 31, 2026	37,413,853	$37	$369,403	$2	$(235,271)	$134,171
Issuance of common stock upon exercise of stock options	164,686	—	992	—	—	992
Stock-based compensation expense	—	—	2,313	—	—	2,313
Issuance of common stock pursuant to the acquisition of NIRLAB	263,472	1	1,725	—	—	1,726
Issuance of common stock upon ESPP purchase	32,699	—	190	—	—	190
Vesting of restricted stock units	184,298	—	—	—	—	—
Net loss	—	—	—	—	(11,894)	(11,894)
Unrealized loss on marketable securities	—	—	—	(43)	—	(43)
Foreign currency translation adjustments	—	—	—	(689)	—	(689)
Balances at June 30, 2026	38,059,008	$38	$374,623	$(730)	$(247,165)	$126,766
Issuance of common stock upon exercise of stock options	100,239	—	590	—	—	590
Shares issued in settlement of contingent consideration	3,213,583	3	25,320	—	—	25,323
Stock-based compensation expense	—	—	2,336	—	—	2,336
Vesting of restricted stock units	46,184	—	—	—	—	—
Net loss	—	—	—	—	(4,579)	(4,579)
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Foreign currency translation adjustments	—	—	—	(602)	—	(602)
Balances at September 30, 2026	41,419,014	$41	$402,869	$(1,363)	$(251,744)	$149,803

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	35,098,493	$35	$356,216	$1,146	$(242,805)	$114,592
Issuance of common stock upon exercise of stock options	8,266	—	11	—	—	11
Stock-based compensation expense	—	—	2,365	—	—	2,365
Vesting of restricted stock units	632,797	1	—	—	—	1
Net income	—	—	—	—	43,603	43,603
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(1,125)	—	(1,125)
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Balances at March 31, 2025	35,739,556	$36	$358,592	$(2)	$(199,202)	$159,424
Issuance of common stock upon exercise of stock options	100,397	—	207	—	—	207
Stock-based compensation expense	—	—	2,336	—	—	2,336
Issuance of common stock upon ESPP purchase	57,988	—	170	—	—	170
Vesting of restricted stock units	159,635	—	—	—	—	—
Net loss	—	—	—	—	(13,306)	(13,306)
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Balances at June 30, 2025	36,057,576	$36	$361,305	$(16)	$(212,508)	$148,817
Issuance of common stock upon exercise of stock options	24,746	—	26	—	—	26
Stock-based compensation expense	—	—	2,379	—	—	2,379
Vesting of restricted stock units	36,254	—	—	—	—	—
Net loss	—	—	—	—	(14,982)	(14,982)
Unrealized gains on marketable securities	—	—	—	59	—	59
Balances at September 30, 2025	36,118,576	$36	$363,710	$43	$(227,490)	$136,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

908 DEVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(28,428)	$15,315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,002	3,354
Stock-based compensation expense	7,048	7,080
Provision for inventory obsolescence	330	378
Net amortization of premiums and accretion of discounts on marketable securities	327	(641)
Loss on disposal of property and equipment	12	133
Gain on sale of Desktop Portfolio, net of transaction costs	—	(56,128)
Change in provision for credit losses	254	—
Change in fair value of contingent consideration	12,518	19,999
Amortization of debt issuance costs	40	—
Deferred tax liabilities	(104)	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(5,449)	546
Inventory	(2,077)	(5,462)
Prepaid expenses and other current assets	4,596	(2,237)
Other long-term assets	(171)	189
Accounts payable and accrued expenses	6,073	(5,423)
Deferred revenue	2,522	(2,142)
Right-of-use operating lease assets	575	1,563
Operating lease liabilities	(503)	(1,531)
Net cash provided by (used in) operating activities	1,565	(25,007)
Cash flows from investing activities:
Purchases of property and equipment	(267)	(961)
Purchases of marketable securities	(35,071)	(54,276)
Acquisition of businesses, net of cash acquired	(12,523)	(2,000)
Proceeds from sale of Desktop Portfolio	—	69,909
Proceeds from maturities of marketable securities	41,500	31,265
Net cash provided by (used in) investing activities	(6,361)	43,937
Cash flows from financing activities:
Payments for withholding taxes on vested awards	(2,422)	(698)
Proceeds from issuance of common stock	1,852	415
Payments of deferred financing costs	(121)	—
Net cash used in financing activities	(691)	(283)
Effect of foreign exchange rate changes on cash and cash equivalents	(103)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,590)	18,674
Cash, cash equivalents and restricted cash at beginning of period	70,592	44,203
Cash, cash equivalents and restricted cash at end of period	$65,002	$62,877
Supplemental disclosure of noncash investing and financing information:
Transfers of inventory to property and equipment	$1,089	$513
Fair value of common stock issued for contingent consideration payment of RedWave	$25,323	$—
Fair value of common stock issued for acquisition of NIRLAB	$1,726	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,611	$62,802
Restricted cash included in prepaid expenses and other current assets	1,316	—
Restricted cash included in other long-term assets	75	75
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,002	$62,877

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

Divestment of Desktop Portfolio

The Company sold its wholly-owned subsidiary, 908 Devices GmbH and certain liabilities and specified assets of the Company which together constituted the entirety of the Company’s portfolio of desktop devices used in the field of bioprocessing Process Analytical Technology (the “Desktop Portfolio”) to Repligen Corporation and Repligen GmbH (“Repligen Corporation” or “Repligen”) on March 4, 2025 (the “Closing Date”). See Note 3, Discontinued Operations and TSA, for further information.

On the Closing Date, the Company entered into a Transition Services Agreement (the “TSA”) with Repligen, which provided for services to be performed by the Company in order to facilitate a transition of the business associated with the Desktop Portfolio. Under the TSA, the Company provided certain technology, financial, manufacturing and other operational transition services to Repligen for a period of time, and maintained the personnel and facilities required to provide such services for the duration specified for each such service. Repligen agreed to pay the Company for certain costs of the transition services performed by the Company under the TSA and these services are recorded within Other Income, net in the Company’s condensed consolidated statement of operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses from continuing operations of $28.4 million for the nine months ended September 30, 2026 and $37.7 million for the nine months ended September 30, 2025. As of September 30, 2026, the Company had an accumulated deficit of $251.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, marketable securities and revenue from product and service will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 908 Devices Securities Corporation, CAM2 Technologies, LLC (d/b/a RedWave Technology) (“RedWave”) and NIRLAB. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 and statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and accounts receivable, the valuation of inventory, fair value of assets acquired and liabilities assumed in acquisitions, fair value of contingent consideration, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Due to the impact of elevated inflation and interest rates, and changes in countries’ trade policies and tariffs, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require further updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation. The Company’s marketable securities are invested in U.S. treasury securities and agency bond and as a result, the Company believes represent minimal credit risk.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. Two customers represented 21% and 20% of total revenue, for the three months ended September 30, 2026, respectively, and one customer represented 10% of total revenue for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, one customer represented 15% of total revenue. For the comparable nine months ended September 30, 2025, no customer represented 10% or more of total revenue.

As of September 30, 2026, two customers accounted for 36% and 12% of gross accounts receivable, respectively. As of December 31, 2025, one customer accounted for 34% of gross accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$90	$119	$147	$524
Current period change for expected credit loss	311	27	311	(1)
Deduction / recoveries collected	—	—	(57)	(377)
Balance at end of period	$401	$146	$401	$146

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

The Company derives revenue primarily from the sale of devices, consumables, accessories, software and services. Revenue is recognized when control of the promised devices, consumables, accessories, software or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices, consumables, accessories, software or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of accounting under ASC 606. For devices, consumables, accessories and software sold by us, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is other than perfunctory, the customer must have accepted the product or service. The Company’s principal terms of sale are freight on board, or FOB, shipping point, or equivalent, and, as such, the Company primarily transfers control and records revenue for devices, consumables, accessories and software sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and support and software subscriptions, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and support and software subscriptions is recognized based upon the period of time elapsed under the arrangement as this period represents the transfer of benefits or services under the agreement.

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

Disaggregated Revenue

The Company’s product and service revenue consists of sales of devices and recurring revenue which includes consumables, accessories, software, software subscriptions and the sale of service and extended warranty plans. The following table presents the Company’s revenue by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Device sales revenue	$13,867	$9,114	$34,251	$24,806
Recurring revenue	5,083	4,837	14,051	13,894
Contract revenue	—	54	104	117
Total revenue	$18,950	$14,005	$48,406	$38,817

The following table presents the Company’s revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Handheld product and service revenue	$17,828	$13,215	$46,029	$36,624
Program product and service revenue	—	—	10	166
OEM and funded partnership revenue	1,122	790	2,367	2,027
Total revenue	$18,950	$14,005	$48,406	$38,817

Revenue based on the end-user entity type for the Company’s revenue are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States federal and defense	$5,545	$4,741	$11,365	$9,356
United States state authorities and local municipalities	4,885	6,098	20,573	18,346
Rest of world national and provincial organizations	7,462	2,426	14,315	9,133
Global pharmaceutical, industrial and other	1,058	740	2,153	1,982
Total revenue	$18,950	$14,005	$48,406	$38,817

The following table disaggregates the Company’s revenue from contracts with customers by geography, which are determined based on the customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$11,399	$11,231	$33,840	$29,173
Europe, Middle East and Africa	2,341	1,538	5,771	7,358
Asia Pacific	4,779	793	6,904	1,645
Americas other	431	443	1,891	641
Total revenue	$18,950	$14,005	$48,406	$38,817

Customer Commitment

In June 2025, the Company entered into a Master Supply Agreement with a large analytical instrumentation customer (“OEM Customer”), who is an existing customer of the Company and a customer of KAF. For the initial three years of the total five year term, the OEM Customer committed to $6.6 million of orders with a minimum initial cancelation fee of $2.6 million. In addition, in July 2025, the OEM Customer paid an upfront cash payment of $0.75 million to secure the supply of precision optical components and assemblies and the fee will be recognized over the initial term of the Master Supply Agreement. As of September 30, 2026, $0.3 million and $0.2 million of the upfront payment are recorded in deferred revenue and deferred revenue, net of current portion, respectively.

Deferred Revenue

The following is a summary of the activity of the Company’s deferred revenue (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balances at beginning of period	$17,265	$20,630
Recognition of revenue included in balance at beginning of the period	(6,574)	(8,353)
Deferred revenue acquired, net of revenue recognized	2,660	—
Revenue deferred during the period, net of revenue recognized	9,773	6,023
Foreign currency impact	(241)	—
Balances at end of period	$22,883	$18,300

The amount of deferred revenue equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such deferred revenue amounts related to product and service revenue are expected to be recognized in the future as follows (in thousands):

	September 30,	December 31,
	2026	2025
Deferred revenue expected to be recognized in:
One year or less	$11,592	$8,934
One to two years	4,387	4,295
Two years and beyond	6,904	4,036
	$22,883	$17,265

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

The Company uses the income approach to determine the fair value of certain identifiable intangible assets including customer relationships, developed technology and trade names. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, probabilities of customer renewals, etc. The Company bases the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased customer relationships, developed technology and trade name amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

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

As of September 30, 2026 and December 31, 2025, there were no assets or liabilities of discontinued operations, as the Company completed the sale of its Desktop Portfolio to Repligen on March 4, 2025.

The following table presents the gain on the sale of the Desktop Portfolio as of September 30, 2025, pursuant to the Securities and Asset Purchase Agreement by and between the Company and Repligen, dated as of the Closing Date (the “Repligen Purchase Agreement”) (in thousands):

Consideration received
Payment for fair value transferred for Desktop Portfolio(1)(2)	$69,909

Net assets transferred
Cash	$189
Accounts receivable(2)	1,080
Inventory	5,418
Prepaid expenses and other current assets(2)	333
Property and equipment, net	1,668
Operating lease right-of-use assets	2,983
Intangible assets and other long-term assets	6,489
Accounts payable	(208)
Accrued expenses and other current liabilities	(552)
Deferred revenue	(2,362)
Operating lease liabilities	(2,471)
Deferred income taxes	(2,034)
Net assets transferred	$10,533

Transaction costs	$(4,373)
Release of cumulative translation adjustment under 908 Devices GmbH	1,125
Gain on sale, pre-tax	$56,128
Income tax	—
Gain on sale, net of tax	$56,128
(1)	This cash payment consists of $70.0 million, less fees and other working capital adjustments of $0.1 million.
(2)	Working capital adjustments in the net amount of less than $0.1 million were subsequently recognized for Accounts receivable, Prepaid expenses and other current assets and agreed upon with Repligen in the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Company recognized no gain and a $56.1 million gain, net of tax, respectively, within net income from discontinued operations on the Company’s condensed consolidated statements of operations.

The following table presents the financial results of the discontinued operations prior to the sale of the Desktop Portfolio (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenue:
Product revenue	$—	$612
Service and contract revenue	—	464
Total revenue	—	1,076
Cost of revenue:
Product cost of revenue	—	571
Service and contract cost of revenue	—	340
Total cost of revenue	—	911
Gross profit	—	165
Operating expenses:
Research and development	—	1,576
Selling, general and administrative	—	1,668
Total operating expenses	—	3,244
Other income (expense), net:
(Loss) gain on divesture	(72)	56,128
Other expense, net:	—	(95)
Total other (expense) income, net:	(72)	56,033
Income (loss) from discontinued operations before income taxes	$(72)	$52,954
Benefit for income taxes	—	16
Net (loss) income from discontinued operations, net of tax	$(72)	$52,970

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

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The Company received release of escrow of $3.5 million during the nine months ended September 30, 2026. Excluding the gain of $56.1 million recognized on the sale of the Desktop Portfolio presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025, there were no other material operating or investing non-cash items related to the Desktop Portfolio for either period presented.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$10,147	$—	$—	$10,147
Marketable securities - U.S. Treasury securities due in 3 to 12 months	—	30,531	—	30,531
Marketable securities - agency bond due in 3 to 12 months	—	4,980	—	4,980
Total assets measured at fair value	$10,147	$35,511	$—	$45,658
Other current liabilities:
Holdback shares - NIRLAB acquisition	$369	$—	$—	$369
	$369	$—	$—	$369
Other long-term liabilities:
Acquisition-related contingent consideration	$—	$—	$8,189	$8,189
Total liabilities measured at fair value	$369	$—	$8,189	$8,558

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$30,040	$—	$—	$30,040
Marketable securities - U.S. Treasury securities due in 3 to 12 months	—	42,453	—	42,453
Total assets measured at fair value	$30,040	$42,453	$—	$72,493
Other current liabilities:
Acquisition-related contingent consideration	$—	$—	$16,025	$16,025
Total liabilities measured at fair value	$—	$—	$16,025	$16,025

There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2026 or 2025.

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

As of September 30, 2026, the fair value of the contingent consideration related to the acquisition of NIRLAB was estimated utilizing the closing price of the Company’s common stock on the Nasdaq Global Market of $12.34 per share, revenue projections, updates on probabilities of executing specified contracts, an equity volatility rate of 80%, a revenue volatility rate of 25.5% and a discount rate of 33.9%. The fair value of contingent consideration increased by $2.3 million during the three months ended September 30, 2026, primarily due to the change in the Company’s stock price and the projections over the certain contractual milestones. Together with the $0.9 million increase recorded during the three months ended June 30, 2026, the fair value of the contingent consideration related to the acquisition of NIRLAB increased by $3.2 million during the nine months ended September 30, 2026.

For the acquisition of RedWave in April 2024, the amount of contingent consideration to be issued was based on the amount of revenue the Company generated from the sale of certain RedWave products and services during the two-year period from May 1, 2024 through April 30, 2026 and included certain qualified bookings credit.

Per the terms of the Equity Purchase Agreement (the “RedWave Purchase Agreement”), dated as of April 29, 2024, by and among the Company, RedWave, CAM3 HoldCo, LLC, the beneficial sellers named therein (the “Beneficial Sellers”) and the indirect beneficial seller named therein, the Company was required to notify the Seller Entity (as defined in the RedWave Purchase Agreement) within ninety (90) days of its specific calculation of Earnout Revenue (as defined in the RedWave Purchase Agreement) and of the amount of the Earnout Consideration (as defined in the RedWave Purchase Agreement), if any.

On July 8, 2026, the Company issued 3,213,583 shares of common stock in satisfaction of its obligations per the RedWave Purchase Agreement, with the final fair value of the contingent consideration determined based on the 3,213,583 shares issuable under the agreement and the closing price of the Company’s common stock on the Nasdaq Global Market of $7.88 per share. The fair value of the contingent consideration related to the acquisition of RedWave decreased by $2.6 million during the three months ended September 30, 2026, due to the decrease in the Company’s stock price between June 30, 2026 and the settlement date, which, together with the $2.3 million increase related to the NIRLAB contingent consideration, resulted in a net decrease of $0.3 million in the change in fair value of contingent consideration recognized in the condensed consolidated statements of operations for the three months ended September 30, 2026.

The following table provides a roll-forward of the fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs (in thousands):

Balance as of December 31, 2025	$16,025
Contingent consideration - NIRLAB acquisition	4,969
Increase in fair value of contingent consideration earnouts - NIRLAB	3,220
Increase in fair value of contingent consideration earnouts - RedWave	9,298
Settlement of contingent consideration through issuance of common stock	(25,323)
Balance as of September 30, 2026	$8,189

The change in the fair value of contingent consideration liability is included in loss from continuing operations.

5. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$30,581	$—	$(50)	$—	$30,531
Marketable securities - Agency bond	5,002	—	(22)	—	4,980
	$35,583	$—	$(72)	$—	$35,511

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Credit Losses	Fair Value
Marketable securities - U.S. Treasury securities	$42,399	$54	$—	$—	$42,453

The Company purchased a total of approximately $35.1 million of U.S. treasury securities and agency bond for the nine months ended September 30, 2026. The U.S. treasury securities that matured during the nine months ended September 30, 2026 were approximately $41.5 million and none were sold before maturity. Interest earned on marketable securities is $0.4 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. Interest earned on marketable securities is $1.2 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$11,018	$9,560
Work-in-progress	1,937	988
Finished goods	1,738	2,442
	$14,693	$12,990

During the nine months ended September 30, 2026 and 2025, the Company made noncash transfers of demonstration equipment from inventory to property and equipment of $1.1 million and $0.5 million, respectively.

7. Goodwill and Intangible Assets, net

Goodwill

As of September 30, 2026, the carrying amount of goodwill was $10.2 million. The following is a roll forward of the Company’s goodwill balance (in thousands):

Nine Months Ended September 30,
2026
Balances at beginning of period	$—
Goodwill acquired - preliminary allocation	11,428
Goodwill acquired - measurement period adjustments	(497)
Foreign currency impact	(687)
Balances at end of period	$10,244

The Company evaluates goodwill at least annually on November 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	September 30, 2026
	Cost	Accumulated Amortization	Translation adjustments	Net Book Value
Customer Relationships	$4,022	$(901)	$(52)	$3,069
Developed Technology	47,270	(6,383)	(565)	40,322
Trade Name	910	(186)	(49)	675
	$52,202	$(7,470)	$(666)	$44,066

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Customer Relationships	$3,122	$(559)	$2,563
Developed Technology	38,080	(4,231)	33,849
	$41,202	$(4,790)	$36,412

Amortization expense for intangible assets was recorded in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$785	$635	$2,154	$1,904
Selling, general and administrative expenses	234	97	526	254
	$1,019	$732	$2,680	$2,158

Estimated future amortization expense for the intangible assets as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$1,016
2027	4,065
2028	3,755
2029	3,627
2030	3,627
Thereafter	27,976
$44,066

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$5,670	$4,877
Accrued warranty	968	819
Accrued professional fees	708	451
Accrued other	900	691
	$8,246	$6,838

Changes in the Company’s product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Accrual balance at beginning of period	$819	$876
Provision for new warranties	1,154	918
Settlements and adjustments made during the period	(1,005)	(1,112)
Accrual balance at end of period	$968	$682

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

10. Long-Term Debt

Loan Revolver

On March 5, 2026, the Company entered into a Default Waiver and Second Amendment to Loan and Security Agreement (the “Amended 2026 Revolver”) by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Loan and Security Agreement dated November 2, 2022 by and between the Company and SVB, as amended by that certain Default Waiver and First Amendment to Loan and Security Agreement dated August 4, 2023 (the “Amended 2022 Revolver”) and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance is drawn from the revolving line of credit as of September 30, 2026.

The Amended 2026 Revolver contains certain financial covenants. When no advances are outstanding, the Company and its subsidiary, 908 Devices Securities Corporation, must maintain, on a consolidated basis, at least the following amounts in their collateral accounts with SVB: (i) $45.0 million from April 4, 2026 through September 29, 2026; (ii) the greater of $45.0 million or 45% of the Company’s total cash from September 30, 2026 through December 30, 2026; and (iii) the greater of $50.0 million or 50% of the Company’s total cash from and after December 31, 2026. If any advances are outstanding, the Company must also keep deposits with SVB, as part of that minimum, equal to at least 100% of the outstanding advances. In addition, immediately before each advance and at all times while any advances are outstanding, the Company must maintain an adjusted quick ratio of at least 1.75 to 1.00, certified to SVB monthly. As of September 30, 2026, the Company was in compliance with all financial covenants under the Amended 2026 Revolver.

11. Equity and Net Income (Loss) per Share

Equity

As of September 30, 2026, the Company’s certificate of incorporation authorized the Company to issue up to 5,000,000 shares of preferred stock, all of which is undesignated.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of September 30, 2026, and December 31, 2025, the Company had outstanding warrants for the purchase of 92,703 shares of common stock at an exercise price of $9.17 per share, of which warrants for the purchase of 49,078 shares and 43,625 shares expire in 2027 and 2028, respectively. The warrants are recorded within stockholders’ equity.

Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share attributable to common stockholders:
Numerator:
Net loss from continuing operations attributable to common stockholders	$(4,579)	$(14,910)	$(28,428)	$(37,655)
Net income (loss) from discontinued operations attributable to common stockholders	—	(72)	—	52,970
Net income (loss) attributable to common stockholders	$(4,579)	$(14,982)	$(28,428)	$15,315

Denominator:
Weighted average common shares outstanding - basic and diluted	41,069,053	36,101,051	38,554,027	35,791,111
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.41)	$(0.74)	$(1.05)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$-	$-	$-	$1.48
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.41)	$(0.74)	$0.43

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

For periods in which the Company reports a net loss from continuing operations, regardless of net income (loss) from discontinued operation, diluted net income (loss) per share attributable to common stockholders is the same as basic net income (loss) per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As the Company has reported a net loss from continuing operations during the three and nine months ended September 30, 2026 and 2025, basic net income (loss) per share is the same as diluted net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 as the impact of including such common stock equivalents would have been anti-dilutive:

	September 30,
	2026	2025
Warrants to purchase common stock	92,703	92,703
Options to purchase common stock	2,852,536	2,683,726
Performance stock units	47,954	79,836
Restricted stock units	2,970,183	3,263,139
	5,963,376	6,119,404

12. Stock-Based Compensation

The Company recorded stock-based compensation expense for all stock awards in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$136	$158	$398	$381
Research and development expenses	482	477	1,377	1,611
Selling, general and administrative expenses	1,718	1,744	5,273	4,943
	$2,336	$2,379	$7,048	$6,935

RSUs and PSUs

As of September 30, 2026, there was $10.0 million of unrecognized compensation cost related to unvested restricted stock units (“RSUs”) that is expected to be recognized over a weighted average period of 1.9 years. As of September 30, 2026, there was $0.2 million of unrecognized compensation cost related to unvested performance-based restricted stock units (the “Performance Condition Based PSUs”) that is expected to be recognized over a weighted average period of 1.2 years.

The maximum payout percentage for all performance-based restricted stock units, including Performance Condition Based PSUs, granted by the Company is 100%.

Stock Options

As of September 30, 2026, there was $3.7 million of unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted average period of 2.3 years.

2026 Inducement Plan

In March 2026, the Company adopted the 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and RSUs, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 1,000,000 shares of common stock were reserved for issuance under the Inducement Plan. During the nine months ended September 30, 2026, stock options to purchase an aggregate of 326,701 shares of common stock and RSUs covering an aggregate of 110,193 shares of common stock were granted to certain employees under the Inducement Plan.

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

The components of lease expense under ASC 842, Leases, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$253	$198	$764	$1,161
Short-term lease cost	22	62	33	103
Variable lease cost	—	—	—	52
	$275	$260	$797	$1,316

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$756	$1,762
Operating lease liabilities arising from obtaining right-of-use assets	$907	$1,783

The weighted-average remaining lease term and discount rate were as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	6.18	6.25
Weighted-average discount rate - operating leases	7.4%	7.5%

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

Future annual minimum lease payments under operating leases as of September 30, 2026 are as follows (in thousands):

Remainder of 2026	$255
2027	1,073
2028	1,165
2029	989
2030	683
Thereafter	2,266
Total future minimum lease payments	6,431
Less: imputed interest	(1,384)
Total operating lease liabilities	$5,047

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

As a part of the Repligen Purchase Agreement, the Company entered into a Sublicense Agreement with Repligen under which the Company granted a sublicense to certain Company rights to in-licensed technologies under the Company’s license agreement with UNC. Under the Sublicense Agreement, Repligen owes the Company low- to mid-single digit royalty percentages related to revenue that is derived pursuant to such licensed technologies, which are calculated as a percent of revenue and deemed not material. See Note 1, Nature of the Business and Basis of Presentation.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. During the three and nine months ended September 30, 2026, the Company made $0.1 million and $0.4 million, respectively, in contributions to the plan. During the three and nine months ended September 30, 2025, the Company made $0.1 million and $0.4 million, respectively, in contributions to the plan.

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

Earnouts from acquisition of NIRLAB

Pursuant to the terms of the Share Purchase Agreement, dated as of May 4, 2026 (the “NIRLAB Purchase Agreement”), by and among the Company and Florentin Coppey, Pierre Esseiva, Matteo Delbrück, Parkview Invest AG, Matthieu Girod and NIRLab SA (the “Sellers”), the Company may be obligated to issue up to $12.0 million of its common stock (the “Earn-out Consideration”). The issuance of the Earn-out Consideration is contingent upon the satisfaction of certain performance milestones during the one-year period ending December 31, 2027, and the execution of specified long-term contracts during fiscal year 2026 and 2027. See Note 4, Fair Value Measurements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026.

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

The Cash and Stock Considerations are subject to customary adjustments. The Company withheld $1.3 million of the Cash Consideration and approximately 10% of the Stock Consideration (together, the “General Holdback Amount”) to secure the Sellers’ post-closing obligations under the NIRLAB Purchase Agreement. Subject to any outstanding claims, the General Holdback Amount shall be released to the Sellers twelve months after the closing date. The General Holdback Amount is classified within other current liabilities in the Company’s balance sheet.

The Company may also be obligated to issue up to $12.0 million of its common stock as Earn-out Consideration (see Note 14, Commitments and Contingencies).

The Company has accounted for the acquisition of NIRLAB as a business combination under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of NIRLAB have been recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets and liabilities assumed based on their fair values as of May 4, 2026. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquired intangible assets, goodwill, among other items. The completion of the valuation will occur no later than one year from the acquisition date.

Fair Value of Net Assets Acquired

The following table presents the preliminary allocation of the consideration paid on the acquisition date for the NIRLAB transaction (amounts in thousands):

Consideration Transferred:
Cash paid (1)	$13,000
Common stock shares issued and holdback (2)	1,922
Net cash and working capital adjustment (3)	(102)
Contingent consideration - earnout	4,969
Total consideration transferred	$19,789

Assets acquired and liabilities assumed:
Cash and cash equivalents	$383
Accounts receivable	766
Inventory	1,087
Prepaid expenses and other current assets	61
Property and equipment	207
Identifiable intangible assets
Trade Name	910
Customer Relationships	900
Developed Technology	9,190
Goodwill	10,931
Accounts payable, accrued expenses and other current liabilities	(356)
Deferred tax liabilities, net	(965)
Deferred revenue	(3,325)
Total	$19,789
(1)	The Company withheld $1.3 million as the General Holdback Amount per the NIRLAB Purchase Agreement.
(2)	The 263,472 shares, including pro-rated net working capital adjustment and other adjustments, were issued and 29,895 shares were held back on the closing date based on the closing price of the Company’s common stock on the Nasdaq Global Market of $6.55 per share on the closing date. The net working capital adjustment is expected to be finalized in 2026.
(3)	Net cash and working capital adjustments include preliminary look-back of net cash, debt and working capital adjustment.

During the three months ended September 30, 2026, the Company recorded measurement period adjustments related to post-closing working capital adjustment of a $0.2 million decrease in purchase price and estimate refinement of a $0.3 million increase in developed technology, resulting in a $0.5 million decrease in goodwill. The related impact of the measurement period adjustments to the condensed consolidated statements of operations was immaterial.

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

The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assets and discount rate. The fair value of the developed technology was also calculated using the multi-period excess earnings method that uses market-based inputs to value an asset.

The fair value of the trade name was calculated using a relief from royalty method, a form of the income approach, which incorporates fair value of a royalty to a third party for the use of that asset. The projected revenue attributable to the products or services using the asset, economic life of the asset and the royalty rate, as a percentage of revenue that would hypothetically be charged by a licensor of the asset to an unrelated licensee and a discount rate are common components of the method.

Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

The results of NIRLAB’s operations have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. NIRLAB contributed $1.2 million and $1.8 million in revenue during the three and nine months ended September 30, 2026, respectively. The Company has not disclosed NIRLAB’s net income or loss since the acquisition date because the NIRLAB business is fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine these amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (unaudited)	$18,950	$14,666	$49,475	$40,453
Pre-tax loss from continuing operation (unaudited)	$(4,557)	$(15,766)	$(27,731)	$(40,893)

Supplemental pro forma pre-tax loss for the three and nine months ended September 30, 2026 were adjusted to exclude $0.1 million and $1.2 million of acquisition-related costs, respectively, and include an additional $0.4 million of intangible amortization costs for the nine months ended September 30, 2026.

Supplemental pro forma pre-tax loss for the three and nine months ended September 30, 2025 were adjusted to include $0.1 million and $1.2 million of acquisition-related costs, respectively, and include an additional $0.3 million and $0.8 million of intangible amortization costs, respectively.

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

In June 2025, the Company entered into a Master Supply Agreement with an OEM Customer, who is an existing customer of the Company and a customer of KAF. On July 1, 2025, the Company also entered into a lease agreement with the KAF owners for the 11,500 rentable square feet building in Stamford, Connecticut. In accordance with ASC 805-10-25-20 through 25-22, these contractual arrangements were accounted separately from the business combination. In July 2026, the Company entered into an amendment to extend its lease term until March 2033. See Note 13, Leases, for further information.

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

The fair value of standard tools and machinery was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and scrap value, or the market approach which includes adjustments for physical condition of comparable standard tools or machinery sold. The fair value of the customer relationships was calculated using a distributor method, a form of the income approach, which incorporates a variation of the multi-period excess earnings method that uses market-based inputs to value an asset. Under this method, the value of the asset is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assets and discount rate. Intangible assets acquired have finite life and are amortized per our accounting policy. See Note 2, Summary of Significant Accounting Policies, for the amortization periods.

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

The following table includes additional information about reported segment revenue, significant segment expenses and segment measure of profitability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$18,950	$14,005	$48,406	$38,817
Significant segment expenses (income)
Cost of revenue	8,933	6,650	23,164	19,548
Research and development	3,819	3,837	10,888	12,071
Sales and marketing	5,689	4,103	14,835	13,466
General and administrative	6,291	5,031	18,172	16,246
Change in fair value of contingent consideration	(305)	10,708	12,518	19,999
Other segment items(1)	(898)	(1,414)	(2,743)	(4,858)
Net loss from continuing operations	(4,579)	(14,910)	(28,428)	(37,655)
Net income (loss) from discontinued operations, net of tax(2)	—	(72)	—	52,970
Net income (loss) attributable to common stockholders	$(4,579)	$(14,982)	$(28,428)	$15,315
(1)Includes interest income, interest expense, other expense, net, income from TSA, net and income tax benefit (expense), net.
(2)See Note 3, Discontinued Operations and TSA, for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 9, 2026, or the 2025 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A. Risk Factors” section of our 2025 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We have developed an innovative suite of purpose-built handheld devices for point-of-need chemical analysis. Leveraging complementary analytical technologies including our proprietary mass spectrometry (“Mass Spec”) and optical spectroscopy, analytics and machine learning technologies, we make devices that are significantly smaller and more accessible than conventional laboratory instruments. Our devices are used at the point-of-need to interrogate unknown and invisible materials and provide quick, actionable answers to directly address vital health and safety and defense tech applications, including the fentanyl and illicit drug crisis, toxic carcinogen exposure, and global security threats.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue from continuing operations of $48.4 million and $38.8 million for the nine months ended September 30, 2026 and 2025, respectively, and incurred net losses from continuing operations of $28.4 million and $37.7 million for those same periods. As of September 30, 2026, we had an accumulated deficit of $251.7 million. We expect to continue to incur net losses as we focus on growing sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. As a result, we may need additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses.

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

Challenging capital market conditions and the limited availability of financing alternatives, together with inflationary and interest rate pressures, may contribute to more cautious spending by our customers. We cannot accurately predict the full impact of current macroeconomic factors on the budgets and capital expenditures of our customers, or the timing of the normalization of customer purchasing patterns.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, accessories, software, software subscription and services based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 29% and 36% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new device placements in the period. As our device installed base expands, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.

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

During the three and nine months ended September 30, 2026 and 2025, our product placements (units recognized as revenue) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Placements:
Handheld	308	176	673	497

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

Our cumulative product placements consist of the following number of devices:

	September 30,
	2026	2025
Cumulative Product Placements:
Handheld	4,409	3,512

Components of Our Results of Operations

Revenue

Product and Service Revenue

We generate product and service revenue from the sale of our devices and recurring revenue from the sale of consumables, accessories, software, software subscriptions and services. Device sales accounted for 71% and 64% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. Recurring revenue accounted for 29% and 36% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. Our current device offerings include MX908, ThreatID, ProtectIR, XplorIR, VipIR, NIRLab and AVCAD components.

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

Contract revenue

Contract agreements are arrangements whereby we provide engineering services for the development of our technology platform for specific programs or new and expanding applications of our technologies for future commercial endeavors. Our contract agreements are with the U.S. government and commercial entities (who may be contracting with the government). Contracts typically include compensation for labor effort and materials incurred related to the deliverables under the contract. Our contract revenue was related to two and one customer during the nine months ended September 30, 2026 and 2025, respectively.

During the three and nine months ended September 30, 2026 and 2025, our revenue was comprised of revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Device sales revenue	$13,867	$9,114	$34,251	$24,806
Recurring revenue	5,083	4,837	14,051	13,894
Contract revenue	—	54	104	117
Total revenue	$18,950	$14,005	$48,406	$38,817

Our product and service revenue is comprised of sales of our devices and related consumables, accessories, software and service contracts to end-users in the government, pharmaceutical and industrial markets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States federal and defense	$5,545	$4,741	$11,365	$9,356
United States state authorities and local municipalities	4,885	6,098	20,573	18,346
Rest of world national and provincial organizations	7,462	2,426	14,315	9,133
Global pharmaceutical, industrial and other	1,058	740	2,153	1,982
Total revenue	$18,950	$14,005	$48,406	$38,817

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

Operating Expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology platform and products, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and hardware and software development functions;
●	the cost of maintaining and improving our product designs, including third party development costs for new products and materials for prototypes;
●	research materials and supplies;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	rent expense and passthrough costs, reimbursable by Repligen, incurred in performing duties under the TSA.

We believe that our continued investment in research and development is essential to our long-term competitive position.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal, audit and accounting services, amortization of developed technology, customer relationships and trade name intangibles and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

We expect selling, general and administrative expenses to increase in future periods as we support the growth of our existing and future products.

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

Income from transition services agreement, net

Income from transition services agreement, net represents service charges provided to Repligen to facilitate the transition of the Desktop Portfolio, net of directly identifiable personnel related costs. The scope of transition services includes the provision of certain manufacturing services, research and development support and certain administrative functions related to the Desktop Portfolio. The services and obligations under the TSA were completed on June 30, 2026.

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

Utilization of the net operating loss and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through March 2025 would limit or otherwise restrict its ability to utilize these net operating loss and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after March 2025 could affect the limitation in future years. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.

Results of Operations

Unless otherwise noted, all amounts included below relate to continuing operations. The results of operations from the Desktop Portfolio are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this presentation.

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue	$15,758	$10,844	$4,914
Service and contract revenue	3,192	3,161	31
Total revenue	18,950	14,005	4,945
Cost of revenue:
Product cost of revenue	7,594	5,290	2,304
Service and contract cost of revenue	1,339	1,360	(21)
Total cost of revenue	8,933	6,650	2,283
Gross profit	10,017	7,355	2,662
Operating expenses:
Research and development	3,819	3,837	(18)
Selling, general and administrative	11,980	9,134	2,846
Change in fair value of contingent consideration	(305)	10,708	(11,013)
Total operating expenses	15,494	23,679	(8,185)
Loss from continuing operations	(5,477)	(16,324)	10,847
Other income (expense):
Interest income	828	1,101	(273)
Income from transition services agreement, net	—	431	(431)
Other income (expense), net	20	(89)	109
Total other income, net	848	1,443	(595)
Loss from continuing operations before income taxes	(4,629)	(14,881)	10,252
Income tax benefit (expense), net	50	(29)	79
Net loss from continuing operations	$(4,579)	$(14,910)	$10,331

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related consumables, accessories and software as follows:

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Product revenue	$15,758	$10,844	$4,914	45%
Product cost of revenue	7,594	5,290	2,304	44%
Gross profit	$8,164	$5,554	$2,610	47%
Gross profit margin	52%	51%	1%

Product revenue increased by $4.9 million, or 45%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily related to a $4.5 million increase in product revenue from our FTIR products, driven by our ProtectIR, which was primarily related to shipments to a corrections agency in the Asia-Pacific region, and VipIR placements. In addition, $0.7 million of the increase related to our recently acquired NIRLab product revenues, offset in part by a $0.3 million decrease from our Mass Spec products related to channel mix resulting in a lower average selling price.

Product cost of revenue increased by $2.3 million, or 44%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in product cost of revenue was primarily related to a $1.7 million increase in shipments, a $0.2 million increase related to amortization of intangibles from the NIRLAB acquisition, a $0.1 million increase related to higher personnel expenses and $0.3 million in all other costs.

Product gross profit increased by $2.6 million, or 47%, and gross profit margin increased by one percentage point for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increased product gross profit was primarily due to the higher product revenue volume, offset in part by a shift in channel mix with more international product sales that are at a lower gross margin.

Service and contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans, software subscriptions and customer training as follows:

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Service and contract revenue	$3,192	$3,161	$31	1%
Service and contract cost of revenue	1,339	1,360	(21)	(2)%
Gross profit	$1,853	$1,801	$52	3%
Gross profit margin	58%	57%	1%

Service and contract revenue increased by less than $0.1 million, or 1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to $0.5 million related to our recently acquired NIRLab service and subscription revenues and a $0.1 million increase in service revenue related to our FTIR products. The increase was offset in part by a $0.5 million decrease in Mass Spec service revenue, driven by a $0.7 million decrease in extended service contracts for MX908 devices mainly related to a funding-related pause in service coverage by a United States defense customer which began to impact our service revenues in the fourth quarter of 2025. Contract revenue for the three months ended September 30, 2026, and 2025 was less than $0.1 million.

Service and contract cost of revenue decreased less than $0.1 million, or 2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in service cost of revenue was primarily related to a $0.1 million decrease in stock based compensation and a $0.1 million decrease in travel and entertainment and facility related costs. The decreases were offset in part by $0.1 million in higher third party contractors and materials spent on extended service contracts during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Service and contract gross profit increased by less than $0.1 million, or 3%, and gross profit margin increased by one percentage point for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Operating Expenses

Research and development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development expenses	$3,819	$3,837	$(18)	(0)%
Percentage of total revenue	20%	27%

Our research and development expenses were $3.8 million for the three months ended September 30, 2026, flat compared to research and development expenses of $3.8 million for the three months ended September 30, 2025. The research and development expenses included a $0.3 million reduction in facility costs, which reflected a $0.2 million shift in allocation to selling, general and administrative expenses along with a $0.1 million reduction from repairs, maintenance and overall facility related costs, offset by a $0.2 million increase in consulting costs related to new product testing and increases in personnel related and travel related costs.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$11,980	$9,134	$2,846	31%
Percentage of total revenue	63%	65%

Our selling, general and administrative expenses were $12.0 million for the three months ended September 30, 2026, an increase of $2.8 million from selling, general and administrative expenses of $9.1 million for the three months ended September 30, 2025. The increase was due primarily to a $1.6 million increase in personnel and related costs, a $0.3 million increase in legal, consulting and professional fees, a $0.3 million increase in provisions for bad debt, $0.2 million in charges for transaction expenses related to the NIRLAB acquisition and higher amortization from the acquisition and a $0.2 million increase in facility and related costs.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was a reduction of $0.3 million for the three months ended September 30, 2026, a decrease of $11.0 million, compared to the $10.7 million charge in the three months ended September 30, 2025. The change in fair value for the three months ended September 30, 2026, consisted of a $2.6 million decrease related to the reduction in the Company’s quoted share price between June 30, 2026 and the settlement of the RedWave acquisition on July 8, 2026, offset by a $2.3 million increase related to the NIRLAB acquisition. The increase in fair value related to the NIRLAB contingent consideration, in the three months ended September 30, 2026, primarily related to the increase in the Company’s publicly quoted share price and the projections over the certain contractual milestones. The increase in fair value for the three months ended September 30, 2025 was primarily due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the three months ended September 30, 2025.

Other Income

Interest income

Interest income decreased by $0.3 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. The decrease was due to the lower cash, cash equivalent and marketable securities balances, primarily due to the average balance during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Income from transition services agreement, net

Income from the transition services agreement, net was zero for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025.

Other income (expense), net

Other income increased by $0.1 million for the three months ended September 30, 2026 from an expense of $0.1 million for the three months ended September 30, 2025. The increase was related to favorable foreign exchange impacts in the three months ended September 30, 2026 and a loss on disposal of fixed assets in the three months ended September 30, 2025.

Income tax benefit (expense), net

Income tax benefit (expense), net did not change materially from the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue	$39,469	$28,950	$10,519
Service and contract revenue	8,937	9,867	(930)
Total revenue	48,406	38,817	9,589
Cost of revenue:
Product cost of revenue	19,167	15,338	3,829
Service and contract cost of revenue	3,997	4,210	(213)
Total cost of revenue	23,164	19,548	3,616
Gross profit	25,242	19,269	5,973
Operating expenses:
Research and development	10,888	12,071	(1,183)
Selling, general and administrative	33,007	29,712	3,295
Change in fair value of contingent consideration	12,518	19,999	(7,481)
Total operating expenses	56,413	61,782	(5,369)
Loss from continuing operations	(31,171)	(42,513)	11,342
Other income (expense):
Interest income	2,702	3,114	(412)
Income from transition services agreement, net	—	2,073	(2,073)
Other expense, net	(63)	(229)	166
Total other income, net	2,639	4,958	(2,319)
Loss from continuing operations before income taxes	(28,532)	(37,555)	9,023
Income tax benefit (expense), net	104	(100)	204
Net loss from continuing operations	$(28,428)	$(37,655)	$9,227

Revenue, Cost of Revenue and Gross Profit

Product

Our product revenue is comprised of revenue from sales of devices and related consumables, accessories and software as follows:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Product revenue	$39,469	$28,950	$10,519	36%
Product cost of revenue	19,167	15,338	3,829	25%
Gross profit	$20,302	$13,612	$6,690	49%
Gross profit margin	51%	47%	4%

Product revenue increased by $10.5 million, or 36%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily related to a $7.9 million increase in product revenue from our FTIR products, driven by our VipIR and ProtectIR placements, a $1.6 million increase in product revenue from our Mass Spec products mainly related to higher device shipments within our federal and defense and state and local customers and a $1.0 million increase related to our recently acquired NIRLab product revenues.

Product cost of revenue increased by $3.8 million, or 25%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in product cost of revenue was primarily related to a $4.2 million increase in shipments, a $0.3 million increase for intangible amortization costs, and a $0.2 million increase in warranty costs.

These costs were offset in part by $0.4 million in lower facility related costs, $0.3 million in lower personnel related costs, and $0.2 million from reduced severance and retention costs driven by the facility move in 2025.

Product gross profit increased by $6.7 million, or 49%, and gross profit margin increased by four percentage points for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increased product gross profit was primarily due to the higher product revenue volume, as well as the decreased facility and personnel costs related to the shutdown of the Boston facility in June 2025, which drove the increase in gross profit margin.

Service and contract

Our service and contract revenue is comprised of revenue from sales of extended warranty and service plans, software subscriptions and customer training as follows:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Service and contract revenue	$8,937	$9,867	$(930)	(9)%
Service and contract cost of revenue	3,997	4,210	(213)	(5)%
Gross profit	$4,940	$5,657	$(717)	(13)%
Gross profit margin	55%	57%	(2)%

Service and contract revenue decreased by $0.9 million, or 9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily related to a $2.1 million decrease in extended service contracts for MX908 devices mainly related to a funding-related pause in service coverage by a United States defense customer which began to impact our service revenues in the fourth quarter of 2025. The decrease was offset in part by a $0.5 million increase in service revenue related to our FTIR products and $0.8 million related to our recently acquired NIRLab service and subscription revenues. Contract revenue for the nine months ended September 30, 2026 was $0.1 million compared to $0.1 million in the nine months ended September 30, 2025.

Service and contract cost of revenue decreased by $0.2 million, or 5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in service cost of revenue was primarily related to a $0.2 million reduction in personnel related costs and a reduction of $0.1 million in third party contractors and materials spent on extended service contracts during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, offset in part by a $0.1 million increase in shipping costs.

Service and contract gross profit decreased by $0.7 million, or 13%, and gross profit margin decreased by two percentage points for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a decrease in service volume related to extended service contracts, resulting in reduced leverage of our investments in personnel and service infrastructure.

Operating Expenses

Research and development

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development expenses	$10,888	$12,071	$(1,183)	(10)%
Percentage of total revenue	22%	31%

Our research and development expenses were $10.9 million for the nine months ended September 30, 2026, a decrease of $1.2 million from research and development expenses of $12.1 million for the nine months ended September 30, 2025. The decrease was primarily due to a $1.0 million reduction in severance and the shutdown of the Boston facility as of June 30, 2025, a $0.2 million reduction in non-cash stock-based compensation costs.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Selling, general and administrative expenses	$33,007	$29,712	$3,295	11%
Percentage of total revenue	68%	77%

Our selling, general and administrative expenses were $33.0 million for the nine months ended September 30, 2026, an increase of $3.3 million from selling, general and administrative expenses of $29.7 million for the nine months ended September 30, 2025. The increase was due primarily to a $1.9 million increase in personnel and related costs and a $1.2 million increase for legal and accounting transaction expenses related to the NIRLAB acquisition.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $12.5 million for the nine months ended September 30, 2026, a decrease of $7.5 million, compared to the $20.0 million charge in the nine months ended September 30, 2025. The change in fair value for the nine months ended September 30, 2026, consisted of a $9.3 million increase related to the RedWave acquisition and a $3.2 million increase related to the NIRLAB acquisition. The increases in fair value for the nine months ended September 30, 2026, primarily related to the increase in the Company’s publicly quoted share price, and to a lesser extent a change in the final projections and backlog for FTIR revenues. The increase in fair value for the nine months ended September 30, 2025 was primarily due to an increase in the projections for FTIR revenue, including the recent product launch of VipIR, and the increase in the Company’s publicly quoted share price during the nine months ended September 30, 2025.

Other Income

Interest income

Interest income decreased by $0.4 million for the nine months ended September 30, 2026 from $3.1 million for the nine months ended September 30, 2025. The decrease was primarily due to the lower cash, cash equivalent and marketable securities balances, primarily due to the average balance during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and to a lesser extent the lower interest rates during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Income from transition services agreement, net

Income from the transition services agreement, net was zero for the nine months ended September 30, 2026 compared to $2.1 million for the nine months ended September 30, 2025.

Other expense, net

Other expense, net decreased by $0.2 million for the nine months ended September 30, 2026 from $0.2 million for the nine months ended September 30, 2025. The decrease was primarily due to the transition services agreement expenses and losses on disposal of fixed assets recorded in the comparable period in 2025.

Income tax benefit (expense), net

Income tax benefit (expense), net was a net benefit of $0.1 million for the nine months ended September 30, 2026, compared to a net income tax expense of $0.1 million for the nine months ended September 30, 2025. The change of $0.2 million was primarily due to the amortization of intangible assets acquired from our NIRLAB acquisition. We have recorded a full valuation allowance against our net United States deferred tax assets, and our income tax benefit (expense), net for these periods primarily related to state and foreign income taxes.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of redeemable preferred stock, proceeds from public offerings, funds from the sale of our Desktop Portfolio, borrowings under loan agreements and revenue from sales of our products and services and contract revenue. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $99.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market uptake of our products and growth into new and existing markets;
●	the cost of our research and development efforts to expand the applications of our current devices and to create enhanced products with our platform of technologies;
●	the cost of expanding our commercial operations, including distribution capabilities, and accelerating planned investments, such as hiring additional support, service, and sales management in Europe, Asia Pacific and Latin America, bolstering our infrastructure in these regions;
●	the cost of acquiring and integrating complementary businesses, products, services or technologies, when and if required;
●	the success of our existing collaborations and our ability to enter additional collaborations in the future;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

On March 5, 2026, the Company entered into the Amended 2026 Revolver by and between the Company, as borrower, and SVB, as lender. The Amended 2026 Revolver provides for a revolving line of credit of up to $20.0 million. The Amended 2026 Revolver supersedes and replaces the Amended 2022 Revolver and its extension upon the execution of the Amended 2026 Revolver. The Company is permitted to make interest-only payments on the revolving line of credit through March 5, 2028, at which time all outstanding indebtedness shall be immediately due and payable. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) six percent (6.00%) or (ii) the “prime rate” as published in The Wall Street Journal. The Company’s obligations under the Amended 2026 Revolver are secured by substantially all of the Company’s assets, excluding its intellectual property, which is subject to a negative pledge. The Company capitalized $0.1 million of the debt issuance cost upon entering into the Amended 2026 Revolver and no balance is drawn from the revolving line of credit as of September 30, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$1,565	$(25,007)
Cash provided by (used in) investing activities	(6,361)	43,937
Cash used in financing activities	(691)	(283)
Effect of foreign exchange rate changes on cash and cash equivalents	(103)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,590)	$18,674

Operating Activities

During the nine months ended September 30, 2026, net cash provided by operating activities was $1.6 million, primarily resulting from noncash items of $24.4 million and inflows from our operating assets and liabilities of $5.6 million, partially offset by our net loss of $28.4 million. Noncash items consisted primarily of a $12.5 million increase from the change in fair value of contingent consideration, a $7.0 million increase from stock-based compensation expense and a $4.0 million increase from depreciation and amortization expense. Inflows from our operating assets and liabilities of $5.6 million consist primarily of a $6.1 million increase from accounts payable and accrued expenses, a $4.6 million increase from prepaid expenses and other current assets, and a $2.5 million increase from deferred revenue, partially offset by a $5.4 million decrease from changes in accounts receivable, net and a $2.1 million decrease from changes in inventory.

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

Investing Activities

During the nine months ended September 30, 2026, net cash used by investing activities was $6.4 million, due primarily to $35.1 million in purchases of marketable securities and $12.5 million in acquisition of NIRLAB, partially offset by $41.5 million of proceeds from the maturity of marketable securities.

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

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2026 was $0.7 million, consisting primarily of $2.4 million of payments for withholding taxes on vested equity awards, partially offset by $1.9 million of proceeds from issuances of common stock.

Cash used in financing activities during the nine months ended September 30, 2025 was $0.3 million, consisting primarily of payments for withholding taxes on vested equity awards, net of proceeds from issuances of common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

For a further discussion of our critical accounting policies, please refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. There were no significant changes to our critical accounting policies for the three and nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On May 4, 2026, we completed the acquisition of NIRLAB. The financial results of NIRLAB are included in our unaudited consolidated financial statements as of September 30, 2026, and for the three and nine months then ended. As the integration is underway, management intends to exclude NIRLAB from its evaluation of internal control over financial reporting as of December 31, 2026.

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

Item 1A. Risk Factors.

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the industry in which we operate as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026. The risks and uncertainties disclosed in such Annual Report on Form 10-K could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. There have been no material changes to our previously disclosed risk factors.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2026, the Company issued an aggregate of 3,213,583 shares of its common stock in satisfaction of its obligations with respect to the Company’s obligations to issue contingent consideration under the RedWave Purchase Agreement. Such obligations have been satisfied in full. The Company received no cash proceeds from the issuance. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. For additional information, see Note 4, Fair Value Measurements, for further information.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 27, 2026, Kevin McCallion, Ph.D., the Company’s Senior Vice President of Products and Production, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. The trading plan provides for the potential sale of up to 22,500 shares of the Company’s common stock. The trading plan will expire on the earlier of May 30, 2027 and the date when all shares under the trading plan are sold.

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

10.1+*	Non-Employee Director Compensation Policy Amended and Restated Effective October 29, 2026
31.1	Certification of Principal Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#

Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit. The Company agrees to furnish supplementally a copy of such omitted confidential portions to the Securities and Exchange Commission upon request.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
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

908 DEVICES INC.

Date: November 10, 2026	By:	/s/ Kevin J. Knopp, Ph.D.
Kevin J. Knopp, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Joseph H. Griffith IV
Joseph H. Griffith IV Chief Financial Officer (Principal Financial Officer)